Form 10-Q
period 2007-06-30
Barrington Broadcasting Group LLC
filed 2007-08-14
CIK 1377972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007.

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 333-140510

BARRINGTON BROADCASTING GROUP LLC

BARRINGTON BROADCASTING CAPITAL CORPORATION

20-4841532
Delaware	20-5172909
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

2500 W. Higgins Road, Suite 155
Hoffman Estates, Illinois	60169
(Address of Principal Executive Offices)	(Zip Code)

847-884-1877

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one)

Large accelerated filer ☐          Accelerated filer  ☐          Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Documents incorporated by reference: None

BARRINGTON BROADCASTING GROUP LLC

BARRINGTON BROADCASTING CAPITAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2007

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements in this Quarterly Report on Form 10-Q are known as “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements may relate to, among other things:

•                  our significant amount of debt;

•                  our ability to maintain our network affiliations;

•                  our ability to generate advertising revenues;

•                  cyclical or other trends in advertising spending;

•                  the regulatory environment for our industry;

•                  competition in the our markets; and

•                  our ability to integrate the acquisition of television stations from Raycom Media Inc. and certain of its subsidiaries and achieve certain cost savings.

These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this Quarterly Report that are not historical facts. When used in this Quarterly Report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve known and unknown risks and uncertainties, there are important factors that could cause actual results, events or developments to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed in Exhibit 99.1 to this Quarterly Report and elsewhere in this Quarterly Report.  You should not place undue reliance on such forward-looking statements, which are based on the information currently available to us and speak only as of the date on which this Quarterly Report was filed with the Securities and Exchange Commission, or SEC. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made on related subjects in our subsequent periodic reports filed with the SEC on Forms 10-K, 10-Q and 8-K.

ii

PART I

As used in this Quarterly Report, the term “Issuers” refers to Barrington Broadcasting Group LLC, a Delaware limited liability company, or Barrington Group, and Barrington Broadcasting Capital Corporation, a Delaware corporation, or Barrington Capital; the term “Barrington Corporation” refers to Barrington Broadcasting Corporation, a Delaware corporation, and its consolidated subsidiaries prior to the merger of Barrington Broadcasting Corporation with Barrington Group; and unless the context otherwise requires, the terms “we,” “us”, “our” or similar terms refer to Barrington Group and its consolidated subsidiaries.

ITEM 1.   FINANCIAL STATEMENTS

On August 11, 2006 (i) all of Barrington Corporation’s existing operating subsidiaries merged with and into newly-formed limited liability company subsidiaries of Barrington Corporation and Barrington Corporation merged with and into Barrington Group; (ii) Barrington Group, the survivor of such merger, acquired twelve television stations from Raycom Media, Inc., or Raycom, and (iii) Barrington Group entered into a new credit facility with a $147.5 million term loan facility and a $25.0 million revolving facility, the Issuers consummated a $125.0 million offering of 10½% Senior Subordinated Notes due 2014, or the notes, and our equity sponsor contributed $60.5 million in additional equity capital.  The financial statements below include the consolidated financial statements of Barrington Group (formerly Barrington Corporation) for the three and six months ended June 30, 2007 and 2006.

BARRINGTON BROADCASTING GROUP LLC

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2007	2006
(dollars in thousands)	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,106	$4,920
Trade receivables, less allowance for doubtful accounts of $692 and $744	23,765	23,229
Current portion of program broadcast rights	1,413	3,599
Prepaid expenses and other current assets	1,165	1,436
Total current assets	28,449	33,184

Program broadcast rights	1,008	1,068
Debt issuance costs	10,727	11,318
Investment in joint venture	2,054	2,065
Other	295	141

Property and equipment, net	88,013	95,425

Goodwill	9,623	9,278
Other intangibles, net	269,116	272,142

TOTAL ASSETS	$409,285	$424,621

LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES
Accounts payable	$1,633	$1,721
Current portion of program broadcast payable	2,552	4,449
Revolving credit facility	1,000	—
Current maturities of long-term debt	1,500	1,500
Current portion of contracts payable	252	327
Accrued interest	6,424	5,722
Accrued expenses and other liabilities	4,443	4,963
Deferred revenue - current	157	149
Total current liabilities	17,961	18,831

Long-term debt	272,326	273,076
Contracts payable	1,259	1,502
Program broadcast payable	1,313	1,434
Deferred revenue	1,456	1,289

MEMBER’S EQUITY
Member’s equity	114,733	128,489
Other comprehensive income	237	—
Total member’s equity	114,970	128,489

TOTAL LIABILITIES AND MEMBER’S EQUITY	$409,285	$424,621

See the accompanying notes to condensed consolidated financial statements.

BARRINGTON BROADCASTING GROUP LLC

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,
(dollars in thousands)	2007	2006

NET REVENUES	$29,066	$10,662

OPERATING EXPENSES
Selling, technical and program expenses	14,255	4,956
General and administrative	4,663	2,021
Depreciation and amortization	7,503	3,082
Corporate	1,297	691
Total operating expenses	27,718	10,750

INCOME (LOSS) FROM OPERATIONS	1,348	(88)

INTEREST (EXPENSE) INCOME
Interest expense	(6,281)	(1,093)
Amortization of debt issuance costs	(409)	(26)
Interest income	11	15
Total net interest expense	(6,679)	(1,104)

LOSS BEFORE INCOME TAXES	(5,331)	(1,192)

INCOME TAX BENEFIT (EXPENSE)	224	(16)

NET LOSS	$(5,107)	$(1,208)

See the accompanying notes to condensed consolidated financial statements.

BARRINGTON BROADCASTING GROUP LLC

Condensed Consolidated Statements of Operations

(Unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2007	2006

NET REVENUES	$55,071	$19,264

OPERATING EXPENSES
Selling, technical and program expenses	28,282	9,430
General and administrative	9,806	3,932
Depreciation and amortization	15,332	5,934
Corporate	2,457	1,173
Total operating expenses	55,877	20,469

LOSS FROM OPERATIONS	(806)	(1,205)

INTEREST (EXPENSE) INCOME
Interest expense	(12,398)	(2,231)
Amortization of debt issuance costs	(825)	(56)
Interest income	44	31
Total net interest expense	(13,179)	(2,256)

LOSS BEFORE INCOME TAXES	(13,985)	(3,461)

INCOME TAX BENEFIT (EXPENSE)	229	(57)

NET LOSS	$(13,756)	$(3,518)

See the accompanying notes to condensed consolidated financial statements.

BARRINGTON BROADCASTING GROUP LLC

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,756)	$(3,518)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,278	5,085
Amortization of program broadcast rights	2,465	865
Payments of program broadcast payable	(2,327)	(849)
Amortization of intangibles and debt issuance costs	3,851	900
Unrealized loss (gain) on interest rate caps	83	(180)
Barter expenses net of revenue	(47)	(90)
Loss on disposal of assets	17	5
Imputed interest on long term contracts	(12)	—
Equity in loss of joint venture interest	11	—
Changes in assets and liabilities that relate to operations, net of effect of acquisitions:
Trade receivables	(536)	(1,545)
Prepaid expenses and other	271	(1,912)
Other assets	—	(1)
Accounts payable	(140)	672
Accrued interest	702	137
Accrued expenses	(520)	753
Deferred revenue	175	(44)
Net cash provided by operating activities	2,515	278

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,815)	(2,719)
Proceeds from disposition of assets	31	5
Acquisition of television stations, net of cash acquired	(517)	(24,629)
Net cash used in investing activities	(5,301)	(27,343)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	—	(6)
Proceeds from guaranteed loan	—	2,450
Proceeds from long-term debt	—	4,550
Borrowings on revolving loan facility	3,000	—
Principal payments on long-term debt	(750)	—
Payments of contracts payable	(44)	—
Payments on revolving loan facility	(2,000)	—
Contributed capital	—	19,250
Payment of debt issuance costs	(234)	(133)
Net cash (used in) provided by financing activities	(28)	26,111

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,814)	(954)
Cash and cash equivalents, beginning of period	4,920	1,337
Cash and cash equivalents, end of period	$2,106	$383

Continued

See the accompanying notes to condensed consolidated financial statements.

	Six Months Ended June 30,
(dollars in thousands)	2007	2006
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments of interest	$11,624	$2,309
Cash (refund)/payment of income taxes	$(316)	$41

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of program broadcast rights	$309	$170
Equipment acquired by barter transactions	$99	$58
Increase in valuation of interest rate collars	$237	$—

ACQUISITION OF TELEVISION STATIONS
Current assets acquired	$—	$83
Property and equipment acquired	—	10,293
Intangible assets acquired	345	14,270
Current liablities assumed	—	(17)
Program broadcast rights acquired	(90)	224
Program broadcast liabilities assumed	—	(224)
Other long term liabilities assumed	262	—
Current period payment for acquisition of stations	$517	$24,629
Amounts paid in 2007 pertaining to 2006 acquisitions	(517)	—
Additional amounts paid for WPDE in 2006 subsequent to June 30, 2006	—	162
Total cost of acquisition of stations	$—	$24,791

See the accompanying notes to condensed consolidated financial statements.

BARRINGTON BROADCASTING GROUP LLC

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(Note A) – Nature of Business and Basis of Presentation

Nature of Business –Barrington Group owns and operates 21 television stations located in 15 markets in the United States.  Barrington Group’s revenues are derived primarily from the sale of advertising time and, to a lesser extent, internet advertising, network compensation and barter transactions for goods and services.  The stations sell commercial time during programs to national, regional and local advertisers.  The networks also sell commercial time during the programs to national advertisers.

The advertising revenue of the stations is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to and including the holiday season.  Additionally, advertising revenue in even-numbered years can benefit from demand for advertising time in Olympic broadcasts and advertising placed by candidates for political offices as well as political issue-oriented advertising.  Credit arrangements are determined on an individual customer basis.  Segment information is not presented because all of Barrington Group’s revenue is attributed to a single reportable segment.

Basis of Presentation – The unaudited condensed consolidated financial statements have been prepared consistent with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X.  Some of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.  It is recommended that these financial statements be read along with the annual financial statements and footnotes thereto of Barrington Group for the year ended December 31, 2006 which are included in Barrington Group’s Registration Statement on Form S-4 declared effective by the SEC on August 6, 2007.  The unaudited condensed consolidated financial statements and the amounts provided in the footnotes thereto have been rounded to the nearest thousand.

On August 11, 2006 all of Barrington Broadcasting Corporation’s existing operating subsidiaries merged with and into newly-formed limited liability company subsidiaries of Barrington Broadcasting Corporation and Barrington Broadcasting Corporation merged with and into Barrington Group.  Barrington Group, the survivor of such merger, acquired twelve television stations from Raycom, and Barrington Group entered into a new credit facility with a $147,500,000 term loan facility and a $25,000,000 revolving facility.  The stations acquired from Raycom include WNWO, the NBC affiliate in Toledo, Ohio; WSTM and WSTQ, the NBC and CW affiliates, respectively, in Syracuse, New York; WACH, the FOX affiliate in Columbia, South Carolina; KGBT, the CBS affiliate in Harlingen, Texas; KXRM and KXTU, the FOX and CW affiliates, respectively, in Colorado Springs, Colorado; WPBN and WTOM, the NBC affiliates in Traverse City and Cheboygan, Michigan; WFXL, the FOX affiliate in Albany, Georgia; WLUC, the NBC affiliate in Marquette, Michigan and KTVO, the ABC affiliate in Kirksville, Missouri, referred to collectively as the Raycom stations.  In addition, Barrington Broadcasting Capital Corporation was formed to be a co-issuer of the $125,000,000 10.5% Senior Subordinated Notes due 2014 in connection with the Raycom acquisition.  The condensed financial statements include the consolidated financial statements of Barrington Group (formerly Barrington Broadcasting Corporation).

The unaudited condensed consolidated financial statements include the accounts of Barrington Group and its television stations consisting of WEYI and WBSF, Flint-Saginaw-Bay City, Michigan;  WNWO, Toledo, Ohio;  WSTM and WSTQ, Syracuse, New York; WACH, Columbia, South Carolina; KGBT, Harlingen, Texas; KXRM and KXTU, Colorado Springs, Colorado;  WPDE,  Myrtle Beach, South Carolina; WPBN and WTOM, Traverse City, Michigan;  WHOI, Peoria, Illinois;  KVII and KVIH, Amarillo, Texas;  KRCG, Columbia-Jefferson City, Missouri;  WFXL, Albany, Georgia; KHQA, Quincy, Illinois-Hannibal, Missouri; WLUC, Marquette, Michigan; and KTVO, Kirksville, Missouri, all of which are wholly-owned.  Barrington Group also programs WWMB, owned by SagamoreHill of Carolina, LLC, or SagamoreHill, in South Carolina, under a local marketing agreement, or LMA.  SagamoreHill is consolidated as a variable interest entity in accordance with Financial Accounting Standards Board Interpretation No. 46 (R), or FIN 46R, Consolidation of Variable Interest Entities-an Interpretation of ARB No. 51.  All significant intercompany accounts and transactions have been eliminated.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly Barrington Group’s financial position, results of operations and cash flows at the dates and for the periods presented.  Results of interim periods are not necessarily indicative of anticipated results for the year.  Barrington Group believes that there is no material difference between the 2007 and 2006 reporting periods and that the results of both periods are comparable except for the on-going effects of the merger of Barrington Corporation into Barrington Group during 2006, the acquisitions and the related capitalization and financing reflected during the six months ended June 30, 2007.

(Note B) – Acquisitions of Television Stations

On February 6, 2006, Barrington Group completed the acquisition of all of the television broadcasting assets of WPDE, Myrtle Beach, South Carolina from Diversified Communications, referred to as the WPDE/WWMB acquisition. In addition to the assets of WPDE, Barrington Group acquired the rights to operate WWMB, Myrtle Beach, South Carolina and an option to purchase the station from its owner.  The WPDE/WWMB acquisition was funded with cash provided by contributed capital and bank financing. Concurrently with the WPDE transaction, WWMB, the CW affiliate serving Myrtle Beach, was purchased by SagamoreHill.  Barrington Group is operating WWMB on behalf of SagamoreHill under an LMA.  Under the terms of the LMA, Barrington Group makes periodic payments to SagamoreHill for the right to provide programming and sell advertising on WWMB.  SagamoreHill retains ultimate control and responsibility for the operation of its station.  Barrington Group guaranteed full payment of all obligations incurred by SagamoreHill and SagamoreHill of Carolina Licenses, LLC, which owns WWMB’s Federal Communications Commission, or FCC, license, under a $2,450,000 senior credit facility incurred by SagamoreHill and SagamoreHill of Carolina Licenses, LLC.  SagamoreHill is considered a variable interest entity and in accordance with FIN 46R, our interest in SagamoreHill was consolidated into the consolidated financial statements as of February 6, 2006.  Barrington Group acquired an option to acquire the assets of SagamoreHill for a base value of $2,367,000. The option price increases by 5% annually until it expires in 2021. The option term can be extended through 2029. The total purchase price of WPDE and the option to acquire SagamoreHill’s WWMB, including costs of the acquisition, was $24,791,000, which consisted of the fair market value of the assets of $24,166,000 and fees and costs of the transaction amounting to $625,000.  The purchase price has been allocated to acquired assets and liabilities at fair value based on an appraisal of the acquired assets.

On August 11, 2006, Barrington Group completed the acquisition of the Raycom stations.  The total purchase price of the Raycom acquisition including costs was $264,906,000, which consisted of the fair market value of the assets of $261,582,000 and fees and costs of the transaction estimated at $3,324,000.  The purchase price is subject to the resolution of various contingencies including the final transaction fee amounts, of which an additional $517,000 was recorded in the six month period ended June 30, 2007. The purchase price has been allocated on a preliminary basis to acquired assets and liabilities at fair value based on an appraisal of the acquired assets.

The Raycom acquisition was financed with the proceeds from the $125,000,000 offering of the notes, a $60,458,000 member’s equity contribution and the proceeds from Barrington Group’s new credit facility in the form of a $147,500,000 senior secured term loan B and a $25,000,000 revolving credit facility. The revolving credit facility was not used to finance the Raycom acquisition.

The aggregate purchase price for the stations acquired in 2006 (the Raycom acquisition and the WPDE/WWMB acquisition together referred to as the 2006 acquisitions) was allocated as follows:

	2006 Acquisitions
(dollars in thousands)	Raycom Acquisition	WPDE/WWMB Acquisition

Current assets	$12,343	$43
Program broadcast rights	3,559	210
Joint venture and long-term assets	2,074	—
Total property and equipment	61,721	10,293

Intangible Assets
FCC licenses	182,354	2,183
Goodwill	4,017	1,341
Other intangibles, subject to amortization	8,878	8,787
Other intangibles, not subject to amortization	—	2,183
Total intangible assets acquired	195,249	14,494

Total assets	274,946	25,040

Current liabilities	3,948	31
Other liabilities	2,268	—
Program broadcast payables	3,824	218
Total liabilities	10,040	249
Total purchase price, including costs	$264,906	$24,791

The Raycom acquisition included a 50% equity interest in two joint ventures formed to co-own and maintain television towers:  Tall Tower Joint Venture, in Harlingen, Texas and Albany Tower LLC, or Albany Tower, in Albany, Georgia.  Albany Tower represents our right to 50% of a newly constructed tower, which became operational in July 2007.

All of the acquisitions have been recorded under the purchase method of accounting and are included in the operating results from the acquisition date forward.  The FCC licenses and goodwill are considered indefinite-lived assets and as such are not subject to amortization.

The unaudited condensed consolidated pro forma results of operations data for the three months and six months ended June 30, 2006 reflect adjustments as if the 2006 acquisitions had occurred on January 1, 2006.

	June 30, 2006
(dollars in thousands)	Three Months Ended	Six Months Ended

Net revenues	$29,795	$56,479
Income from operations	1,584	500
Net loss	(5,355)	(13,112)

(Note C)– Long-Term Debt

Long-term debt consists of the following:

(dollars in thousands)	June 30, 2007	December 31, 2006
Senior secured term loan B	$146,394	$147,131
Revolving credit facility	1,000	—
Notes	125,000	125,000
Guaranteed Loan	2,432	2,445
	274,826	274,576
less current portion of debt and revolving credit facility	2,500	1,500
	$272,326	$273,076

Our credit facility is an obligation of Barrington Group and consists of a $147,500,000 senior secured term loan B with a seven year maturity and a $25,000,000 revolving credit facility with a six year maturity. The obligations under our credit facility are guaranteed by Barrington Broadcasting LLC, the parent of Barrington Group, and all of Barrington Group’s direct and indirect subsidiaries. Our credit facility is secured by a first priority lien on substantially all of our existing and future assets and those of our direct and indirect subsidiaries. As of June 30, 2007, drawings on the revolving credit facility totaled $1,000,000.

Borrowings under our credit facility bear interest at a floating rate, which can be either LIBOR plus an applicable margin or, at our option, a base rate plus an applicable margin payable at least quarterly.  Base rate is defined as the higher of (i) the Bank of America prime rate or (ii) the federal funds effective rate plus 0.50%.  The applicable margin for (x) the term loan is 2.25% for LIBOR loans and 1.25% for base rate loans and (y) the revolving facility is 2.25% for LIBOR loans and 1.25% for base rate loans for the first nine months and subject to a pricing grid thereafter based on total leverage.  The interest rate payable under our credit facility will increase by 2.0% per annum during the continuance of an event of default. The unused portion of the revolving credit facility is subject to a commitment fee of 0.50% per year. The weighted average interest rate on the outstanding balances under our credit facility and the guaranteed loan was 7.70% as of June 30, 2007.

The loan agreement contains certain financial covenants, including, but not limited to, covenants related to interest coverage and total leverage.  In addition, the loan agreement contains other affirmative and negative covenants relating to, among other things, preservation of assets, compliance with laws, maintenance of insurance, financial statements and reporting, liens, payments on the other debt, disposition of assets, transactions with affiliates, mergers and acquisitions, sales of assets, guarantees, and investments.  The loan agreement contains customary events of default for bank facilities of this kind, including default on payment of the loans or other indebtedness, certain changes in ownership, control or management of Barrington Group, bankruptcy, and loss of FCC licenses, among others.  The loans are secured by Barrington Group’s present and future property and mortgages on substantially all presently owned and hereafter acquired real estate, guarantees by and security interests in the assets of each of the subsidiaries of Barrington Group.  As of June 30, 2007, Barrington Group was in compliance with these financial covenants.

Barrington Group issued $125,000,000 aggregate principal amount of the notes.  The notes mature on August 15, 2014.  Interest is payable on the notes semi-annually in cash in arrears on February 15 and August 15 of each year.  The notes are unconditionally guaranteed on an unsecured senior subordinated basis by all of Barrington Group’s current and future restricted subsidiaries (other than Barrington Capital) that guarantee our and our subsidiaries’ other indebtedness.  The notes bear interest at a fixed rate of 10.5% and principal is due at maturity.

On August 7, 2007, Barrington Group commenced an exchange offer for $125.0 million aggregate principal amount of outstanding notes which have been registered under the Securities Act for an equal principal amount of the notes which were not registered under the Securities Act.  The exchange offer is being made pursuant to a prospectus dated August 6, 2007.  The exchange offer expires on September 5, 2007.

The indenture governing the notes limits Barrington Group’s ability to incur additional indebtedness and issue certain preferred stock; pay dividends on our capital stock or repurchase our capital stock or subordinated debt; make investments; create certain liens; sell certain assets or merge or consolidate with or into other companies; incur restriction on the ability of our subsidiaries to make distributions or transfer assets to us; and enter into transactions with affiliates.

Barrington Corporation had previously financed a portion of its acquisitions with borrowings in the form of a term loan pursuant to a loan facility dated May 14, 2004, as amended.  The total borrowings during the six months ended June 30, 2006 totaled $4,550,000 under the term loan for the acquisition of WPDE and $2,450,000 on the guaranteed loan for SagamoreHill.  On August 11, 2006, the outstanding balance of the term loan and the guaranteed loan totaling $61,018,000 was refinanced concurrently with the Raycom acquisition.

 (Note D) – Accounting for Derivative Instruments and Hedging Activities

Under the provisions of Statement of Financial Accounting Standards (SFAS) No. 133 Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, Barrington Group recognizes at fair value all derivatives, whether designated in hedging relationships or not, in the balance sheet as either an asset or liability.  The accounting for changes in the fair value of a derivative, including certain derivative instruments embedded in other contracts, depends on the intended use of the derivative and the resulting designation.  If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item are recognized in the statement of operations.  If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the statement of operations when the hedged item affects net income.  If a derivative does not qualify as a hedge, it is marked to fair value through the statement of operations.  Any fees associated with these derivatives are amortized over their term.  Under these derivatives, the differentials to be received or paid are recognized as an adjustment to interest expense over the life of the contract.  Gains and losses on termination of these instruments are recognized as interest expense when terminated.

SFAS No. 133 defines requirements for designation and documentation of hedging relationships, as well as ongoing effectiveness assessments in order to use hedge accounting under this standard.  Barrington Group formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions.  This process includes relating all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions.  Barrington Group’s derivative activities, all of which are for purposes other than trading, are initiated within the guidelines of corporate risk-management policies.  Management reviews the correlation and effectiveness of its derivatives on a periodic basis.

Non-Hedge Accounting Treatment

During the year ended December 31, 2005, Barrington Corporation entered into two interest rate cap agreements containing notional amounts of $44,000,000 and $20,000,000 that did not qualify for hedge accounting treatment.  As of June 30, 2007, the $20,000,000 interest rate cap agreement was outstanding.

These interest rate cap agreements, with a combined cost of $109,000, limit Barrington Group’s exposure to interest rate increases on its floating rate debt, thus reducing the impact of interest rate increases on future income.  The 5.0% interest rate cap dated June 1, 2005 contained a notional amount of $44,000,000 and expired May 31, 2007.  The 5.5% interest rate cap dated November 9, 2005, contains a notional amount of $20,000,000 and expires November 14, 2007.  The notional principal amount of floating rate debt covered by the outstanding interest rate cap agreements effectively limits Barrington Group’s exposure to LIBOR rates rising over 5.5% for the first $20,000,000.

The agreements provide payment to Barrington Group as of specified dates, without an exchange of the underlying principal, of a differential which represents the interest at the three-month LIBOR rate on the notional amounts in excess of 5.0% or 5.5%, as the case may be, during the term of the agreements.  The differential to be received is accrued as interest rates increase above the stated LIBOR rate and is recognized as a reduction to interest expense related to debt.

Barrington Group received payments of $81,000 under these agreements for the six months ended June 30, 2007.  There were no payments received for the six months ended June 30, 2006.  The fair value of the interest rate caps was nominal at June 30, 2007 and $269,000 as of June 30, 2006, respectively. As a result of adjustments to fair value, Barrington Group recorded a loss on the interest rate caps of $83,000 for the three months and six months ended June 30, 2007 and unrealized gains in the amount of $111,000 and $180,000 for the three months and six months ended June 30, 2006, respectively.

Hedge Accounting Treatment

In January 2007, Barrington Group entered into two interest rate collar agreements effective on February 12, 2007, to limit the exposure to fluctuation in short-term interest rates on a portion of our variable rate debt by locking in a range of interest rates.  The collar agreements are designated as hedging instruments under SFAS No. 133 and unrealized changes in the fair value of these agreements are recorded in other comprehensive income.  The interest rate collars consist of a purchased option and a sold option, which have been entered into simultaneously with the same counterparties.  The notional amount of each interest rate collar agreement is $40,000,000 and both interest rate collar contracts expire on February 12, 2011.

In May of 2007, Barrington Group entered into two additional interest rate collar agreements effective on August 14, 2007, to further limit the exposure to fluctuation in short-term interest rates on a portion of our variable rate debt by locking in a range of interest rates and to replace it’s $44,000,000 interest rate cap agreement that expired in May 2007.  Both collar agreements are designated as hedging instruments under SFAS No. 133 and unrealized changes in the fair value of these agreements are recorded in other comprehensive income.  The interest rate collars consist of a purchased option and a sold option, which have been entered into simultaneously with the same counterparties.  The notional amount of each interest rate collar agreement is $20,000,000.  The agreements expire on August 14, 2010 and August 16, 2010.

The interest rate collar agreements provide that Barrington Group will receive payment when the three-month LIBOR rises above 5.5% and requires payment when the three-month LIBOR falls below 4.84% on the first $80,000,000 and 4.845% on the subsequent $40,000,000.  During the three months and six months ended June 30, 2007, there were no payments received or paid as the three-month LIBOR was within the range contained in the interest rate collar agreements as of the valuation dates.  At June 30, 2007, the value of the interest rate collar agreements was reflected as an asset in the amount of $237,000 based on the present value of the expected cash movement of the interest rate collars to maturity.  In the event that interest rate expectations change, the effect of the change in the valuation of the interest rate collars to maturity will be reflected through other comprehensive income or loss.

(Note E) – Comprehensive Loss

Comprehensive loss includes net loss and changes in member’s equity from non-owner sources.  For Barrington Group, the difference between net loss and comprehensive loss is due to the impact of interest rate collars.

Comprehensive loss for the six months ended June 30, 2007 consists of the following:

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
(dollars in thousands)	2007	2007

Net loss	$(5,107)	$(13,756)
Interest rate collar adjustments	848	237
Comprehensive loss	$(4,259)	$(13,519)

(Note F) – Income Taxes

Concurrently with the closing of the Raycom acquisition, Barrington Corporation and each of its subsidiaries were merged into newly-formed limited liability companies, referred to as the LLC conversion.  As such, Barrington Group was not subject to federal income taxes after August 11, 2006. Accordingly, no federal tax provision has been recorded for the six months ended June 30, 2007.  For the six months ended June 30, 2007 and 2006, provisions for various other state income and franchise taxes were $100,000 and $57,000, respectively.  In the first six months of 2007, a $329,000 tax benefit was recorded due to reductions in state tax liabilities and refunds received on state taxes paid.  The reduction in state tax expense was due to the LLC conversion in August 2006, and resulted in a $229,000 net tax benefit for the six months ended June 30, 2007.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with Barrington Group’s condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report.

Introduction

We are a television broadcasting company focused on smaller markets across the United States. We own or program 21 network television stations, many of which have leading positions in 15 geographically diverse, smaller markets. In nine of our 15 markets, we operate a station ranked #1 or #2 in audience share, and all but two of our stations have a top three market share. All of our stations are affiliated with national television networks—six with NBC, four with ABC, three with CBS, three with FOX, and six with CW, including a digital sub channel in one market.

We are subject to regulation by the FCC.  In addition, we face risks that could materially adversely affect our business, consolidated financial condition, results of operations or liquidity.  For a discussion of certain of the risks facing us, see the risk factors set forth in Exhibit 99.1 hereto.

Raycom Acquisition and Related Transactions

On March 24, 2006, Barrington Corporation entered into an Asset Purchase Agreement with Raycom and certain of Raycom’s subsidiaries, pursuant to which Barrington Corporation purchased substantially all of the assets of the Raycom stations. Pursuant to this Asset Purchase Agreement, the purchase price payable in connection with the Raycom acquisition including costs was approximately $264.9 million, subject to various contingencies including final transaction fee amounts. The Raycom acquisition was consummated on August 11, 2006.

Concurrently with the closing of the Raycom acquisition, all of Barrington Corporation’s existing operating subsidiaries merged with and into newly-formed limited liability company subsidiaries of Barrington Corporation and Barrington Corporation merged with and into Barrington Group.  Such mergers are referred to herein as the LLC conversion.

In connection with the Raycom acquisition, we issued the notes in a Rule 144A offering, repaid our old credit facilities and entered into a new credit facility. Our credit facility is comprised of a $147.5 million senior secured term facility and a $25.0 million senior secured revolving facility.  The term facility has a seven year maturity and the revolving facility has a six year maturity. Our obligations under our credit facility are guaranteed by Barrington Broadcasting LLC and all of our direct and indirect subsidiaries.  Our credit facility is secured by a first priority lien on substantially all of our and our direct and indirect subsidiaries’ existing and future assets.  In addition, we guaranteed the SagamoreHill term loan.  We did not receive any proceeds from the SagamoreHill term loan, but SagamoreHill was required to apply the proceeds it received to repay in full its old credit facility. In addition, concurrently with the closing of the Raycom acquisition, our equity sponsor contributed $60.5 million in additional equity capital to Barrington Broadcasting LLC that was immediately contributed to Barrington Group.

The Raycom acquisition has been accounted for using the purchase method of accounting under SFAS No. 141, Business Combinations. As a result, the Raycom acquisition will continue to affect our future results of operations in certain significant respects. The aggregate acquisition consideration has been preliminarily allocated to the tangible and intangible assets acquired and liabilities assumed by us based upon their respective fair values as of the acquisition date which will increase amortization and depreciation expenses. In addition, our corporate overhead expenses have increased and, due to the effects of the increased borrowings to finance the Raycom acquisition, our interest expense has increased significantly in the periods following the Raycom acquisition.

Revenues

Our revenues are primarily derived from the sale of local and national advertising. We compete for advertising revenues primarily with other broadcast television stations, radio stations, cable system operators and programmers, newspapers, and yellow pages serving the same market. All network-affiliated stations are required to carry advertising sold by their networks, which reduces the amount of advertising time available for sale by our stations. Our stations sell the remaining advertising time in network programming and the advertising time in non-network programming, retaining all of the revenues received from these sales.

Advertisers wishing to reach a national audience usually purchase time directly from the networks, or advertise nationwide on a case-by-case basis. National advertisers who wish to reach the audience within one of our markets often buy advertising time directly from our stations through national advertising sales representative firms. Local businesses purchase advertising time directly from our stations’ local sales staffs.

Advertising rates are based upon a number of factors, including:

•                  a program’s popularity among the viewers that an advertiser wishes to target (demographic ratings);

•                  the number of advertisers competing for the available time;

•                  the size of the market served by the station;

•                  the availability of alternative advertising media in the market area;

•                  the effectiveness of the sales forces; and

•                  development of projects, features and programs that tie advertiser messages to programming.

Our advertising revenues are positively affected by strong local economies, national and regional political election campaigns, and certain events such as the Olympics or the Super Bowl. Because television broadcast stations rely on advertising revenues, declines in advertising budgets, particularly in recessionary periods, adversely affect the broadcast industry, and as a result may contribute to a decrease in the revenues of broadcast television stations. The gross advertising revenues of our stations are generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to and including the holiday season. Additionally, our gross advertising revenues in even-numbered years can benefit from demand for advertising time in Olympic broadcasts and advertising placed by candidates for political offices as well as political issue-oriented advertising. A station’s local market strength, especially in local news ratings, is the primary factor that buyers use when placing political advertising. From time to time, proposals have been advanced in Congress to require television broadcast stations to provide some advertising time to political candidates at no charge, which could potentially reduce advertising revenues from political candidates.

Local and regional advertising is sold by each station’s own sales representatives to local and other non-national advertisers or agencies. Generally, these contracts are short-term, although occasionally, longer-term packages will be sold. National spot advertising (generally a series of spot announcements between programs or within the station’s own programs) is sold by the station or its sales representatives directly to agencies representing national advertisers. Political advertising is generated by national and local elections, which can vary greatly from both market to market and year to year.

We also derive revenues from other sources, including trade and barter programming, internet advertising and network compensation. A national syndicated program distributor will often retain a portion of the available advertising time for programming it supplies in exchange for no fees or reduced fees charged to the stations for such programming. These programming arrangements are referred to as barter programming. Network compensation is the amount, if any, paid by a network to its affiliated stations for broadcasting network programs.

Compared to revenues from national advertising accounts, revenues from local advertising is generally more stable and more controllable. We seek to attract new advertisers to television and to increase the amount of advertising time sold to existing local advertisers by relying on experienced local sales forces with strong community ties, producing news and other programming with local advertising appeal and sponsoring or co-promoting local events and activities. We place a strong emphasis on the experience of our local sales staff and maintain an on-going training program for sales personnel.

A television station’s rates are primarily determined by the estimated number of television homes it can provide for an advertiser’s message. The estimates of the total number of television homes in a market and the station’s share of those homes are based on the Nielsen Media Research industry-wide television rating service. The demographic make-up of the viewing audience is equally important to advertisers. A station’s rate card for national and local advertisers takes into account, in addition to audience delivered, such variables as the length of the commercial announcements and the quantity purchased. Because television stations rely on advertising revenues, they are sensitive to cyclical changes in the national and local economy. The sizes of advertisers’ budgets, which are affected by broad economic trends, affect the broadcast industry in general. The strength of the local economy in each station’s market also significantly impacts revenues.

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

The following table sets forth our operating results for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006.

	Three Months Ended June 30,
(dollars in thousands)	2007	2006	Change	% Change
Revenue:
Local	$21,214	$7,581	$13,633	179.8%
National	10,153	3,699	6,454	174.5
Political	177	428	(251)	(58.6)
Other	2,476	984	1,492	151.6
Gross revenue	34,020	12,692	21,328	168.0
Direct costs	4,954	2,030	2,924	144.0
Net revenue	29,066	10,662	18,404	172.6
Operating expenses:
Selling, technical and program expenses	14,255	4,956	9,299	187.6
General and administrative	4,663	2,021	2,642	130.7
Depreciation and amortization	7,498	3,082	4,416	143.3
Equity in loss of joint venture interest	5	—	5	100.0
Corporate	1,297	691	606	87.7
	27,718	10,750	16,968	157.8
Income (loss) from operations	1,348	(88)	1,436	(1631.8)

Interest expense	(6,198)	(1,204)	(4,994)	414.8
Amortization of debt issuance costs	(409)	(26)	(383)	1473.1
Unrealized gain on interest rate caps	(83)	111	(194)	(174.8)
Interest income	11	15	(4)	(26.7)
Net interest expense	(6,679)	(1,104)	(5,575)	505.0
Loss before income taxes	(5,331)	(1,192)	(4,139)	347.2
Income tax benefit (expense)	224	(16)	240	(1500.0)
Net loss	$(5,107)	$(1,208)	$(3,899)	322.8%

Our net revenue for the three months ended June 30, 2007 was $29.1 million, as compared to $10.7 million for the three months ended June 30, 2006, an increase of $18.4 million, or 172.6%.  The major component of the change in net revenue was the acquisition of the Raycom stations in August 2006.  The Raycom stations are included in our results of operations since the acquisition date. For the three months ended June 30, 2007, the Raycom acquisition increased our net revenue by $18.5 million, including an increase of $0.1 million in gross political revenue.

Our operating expenses for the three months ended June 30, 2007 were $27.7 million, as compared to $10.8 million for the three months ended June 30, 2006, an increase of $16.9 million, or 157.8%.  The major changes to operating expenses were as follows:

•                  The expenses of the Raycom stations increased operating expenses by $16.2 million for the three months ended June 30, 2007. Because these stations were acquired subsequent to June 30, 2006, the quarterly comparison of the three months ended June 30, 2007 and the three months ended June 30, 2006 was affected.

•                  Excluding the effect of the Raycom acquisition, our selling, technical and programming expenses increased $0.5 million, or 9.7%.  The increase was caused primarily by the launch of a centrally-coordinated website initiative and front end costs associated with the establishment of a centralized processing center for sales scheduling.

•                  Our corporate expenses increased by $0.6 million for the three months ended June 30, 2007 to $1.3 million from $0.7 million for the three months ended June 30, 2006, primarily as result of staffing additions, increased compensation and additional professional fees.

Our net interest expense for the three months ended June 30, 2007 was $6.7 million as compared to $1.1 million for the three months ended June 30, 2006, an increase of $5.6 million. The increase was caused by additional borrowings made to finance the 2006 acquisitions.

We had a $0.2 million income tax benefit for the three months ended June 30, 2007 compared to state tax expense of $16,000 for the three months ended June 30, 2006.  The decrease in tax expense was due to a reduction in state tax liabilities due to the LLC conversion in August 2006 and refunds received on state taxes paid in 2006.

Our net loss was $5.1 million for the three months ended June 30, 2007, compared to a loss of $1.2 million for the three months ended June 30, 2006, a change of $3.9 million.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

The following table sets forth our operating results for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.

	Six Months Ended June 30,
(dollars in thousands)	2007	2006	Change	% Change
Revenue:
Local	$40,325	$13,602	$26,723	196.5%
National	19,225	6,764	12,461	184.2
Political	439	938	(499)	(53.2)
Other	4,519	1,645	2,874	174.7
Gross revenue	64,508	22,949	41,559	181.1
Direct costs	9,437	3,685	5,752	156.1
Net revenue	55,071	19,264	35,807	185.9
Operating expenses:
Selling, technical and program expenses	28,282	9,430	18,852	199.9
General and administrative	9,806	3,932	5,874	149.4
Depreciation and amortization	15,321	5,934	9,387	158.2
Equity in loss of joint venture interest	11	—	11	100.0
Corporate	2,457	1,173	1,284	109.5
	55,877	20,469	35,408	173.0
Loss from operations	(806)	(1,205)	399	(33.1)

Interest expense	(12,315)	(2,411)	(9,904)	410.8
Amortization of debt issuance costs	(825)	(56)	(769)	1,373.2
Unrealized (loss) gain on interest rate caps	(83)	180	(263)	(146.1)
Interest income	44	31	13	41.9
Net interest expense	(13,179)	(2,256)	(10,923)	484.2
Loss before income taxes	(13,985)	(3,461)	(10,524)	304.1
Income tax expense	229	(57)	286	(501.8)
Net loss	$(13,756)	$(3,518)	$(10,238)	291.0%

Our net revenue for the six months ended June 30, 2007 was $55.1 million, as compared to $19.3 million for the six months ended June 30, 2006, an increase of $35.8 million, or 185.9%.  The major components of, and changes to, net revenue were as follows:

•                  Barrington Group acquired WPDE/WWMB in February 2006 and the Raycom stations in August 2006.  The WPDE/WWMB acquisition and the Raycom acquisition are included in our results of operations since the respective acquisition dates. For the six months ended June 30, 2007, the WPDE/WWMB acquisition and the Raycom acquisition increased our net revenue by $36.4 million, including an increase of $0.2 million in gross political revenue.

•                  Our gross political revenue for the six months ended June 30, 2007 was $0.4 million, as compared to $0.9 million for the six months ended June 30, 2006, a decrease of approximately $0.5 million, or 53.2%.  Political revenue for the six months ended June 30, 2006 consisted of revenues associated with the mid-term congressional and gubernatorial races in Missouri, Michigan, New York, Ohio, and Illinois.  For the six months ended June 30, 2007 gross political revenue was comprised primarily of political advertising associated with local political campaigns.

•                  Gross national revenue decreased by $0.3 million, or 6.6%, for the stations that were part of the group for the entire six months ended June 30, 2006.  The decrease in gross national revenue for the six months ended June 30, 2007 was primarily due to decreased spending by national automotive accounts and the reduction in national revenue caused by Olympic advertising in the first quarter of 2006.

Our operating expenses for the six months ended June 30, 2007 were $55.9 million, as compared to $20.5 million for the six months ended June 30, 2006, an increase of $35.4 million, or 173.0%.  The major changes to operating expenses were as follows:

•                  The expenses of WPDE/WWMB and the Raycom stations increased operating expenses by $33.7 million for the six months ended June 30, 2007. Because all of these stations were acquired either during the six months ended or subsequent to June 30, 2006, the comparison for the six months ended June 30, 2007 and 2006 was affected.

•                  Excluding the effect of the WPDE/WWMB acquisition and the Raycom acquisition, our selling, technical and programming expenses increased $0.5 million, or 7.2%, caused equally by the launch of a centrally-coordinated website initiative and front end costs associated with the establishment of a centralized processing center for sales scheduling.

•                  Our corporate expenses increased by $1.3 million for the six months ended June 30, 2007 to $2.5 million from $1.2 million for the six months ended June 30, 2006, primarily as result of staffing additions, increased compensation and additional professional fees.

Our net interest expense for the six months ended June 30, 2007 was $13.2 million as compared to $2.3 million for the six months ended June 30, 2006, an increase of $10.9 million, or 484.2%. The increase was caused by additional borrowings made to finance the 2006 acquisitions.

We had a $0.2 million income tax benefit for the six months ended June 30, 2007 compared to state tax expense of $57,000 for the six months ended June 30, 2006.  The decrease in tax expense was due to a reduction in state tax liabilities due to the LLC conversion in August 2006 and refunds received on state taxes paid in 2006.

Our net loss was $13.8 million for the six months ended June 30, 2007, compared to a loss of $3.5 million for the six months ended June 30, 2006, a change of $10.2 million, or 291.2%.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operating activities, borrowings under our credit facilities and capital contributions.  Our need for liquidity arises primarily from acquisitions, capital expenditures and interest payable on our credit facility. We expect that cash from operations and borrowings under our revolving credit facility will be sufficient to cover our liquidity requirements and those required for debt service needs and capital expenditure needs during the next twelve months.

Cash flows from operating activities.  Barrington Group’s cash flows provided by operating activities for the six months ended June 30, 2007 were $2.5 million as compared to $0.3 million for the six months ended June 30, 2006.  The increase was primarily a result of the acquisition of the Raycom stations in August 2006, which positively impacted cash flows from operations for the six months ended June 30, 2007.

Cash flows from investing activities.  Barrington Group’s cash flows used in investing activities were $5.3 million for the six months ended June 30, 2007, as compared to $27.3 million for the six months ended June 30, 2006.   The WPDE/WWMB acquisition was completed in February 2006 for $24.6 million.  Barrington Group’s purchases of property and equipment were $4.8 million for the six months ended June 30, 2007, as compared to $2.7 million for the six months ended June 30, 2006.

Cash flows from financing activities.  Barrington Group’s cash flows used in financing activities were $28,000 for six months ended June 30, 2007, compared to $26.1 million provided by financing activities for the six months ended June 30, 2006.  The 2006 cash flows from financing activities were primarily caused by the $19.3 million in capital contributions associated with the acquisition of WPDE/WWMB.  In addition, Barrington Group borrowed $7.0 million in February 2006 to partially fund the WPDE/WWMB acquisition.  For the six months ended June 30, 2007, net borrowings on the revolving credit facility totaled $1.0 million to fund short-term capital needs.

Our credit facility and notes.  In order to finance the Raycom acquisition, Barrington Group entered into a new credit facility on August 11, 2006. Our credit facility is comprised of a $147.5 million senior secured term loan facility and a $25.0 million senior secured revolving credit facility. Together with $125.0 million of funds from our offering of the notes and capital contributions from our equity sponsor in the amount of $60.5 million, our credit facility provided the resources to complete the Raycom acquisition, as well as to repay $61.0 million of Barrington Group’s existing long-term debt.  The balance on the term loan portion of our credit facility at June 30, 2007 was $146.4 million and the balance on the revolving facility was $1.0 million.

The term facility has a seven year maturity and the revolving facility has a six year maturity. The obligations under our credit facility are guaranteed by Barrington Broadcasting and all of Barrington Group’s direct and indirect subsidiaries. Our credit facility is secured by a first priority lien on substantially all of our and Barrington Group’s direct and indirect subsidiaries’ existing and future assets.

Borrowings under our credit facility bear interest at a floating rate, which can be either LIBOR plus an applicable margin or, at our option, a base rate plus an applicable margin payable at least annually.  Base rate is defined as the higher of (i) the Bank of America prime rate or (ii) the federal funds effective rate plus 0.50%.  The applicable margin for (x) the term facility is 2.25% for LIBOR loans and 1.25% for base rate loans and (y) the revolving facility is 2.25% for LIBOR loans and 1.25% for base rate loans for the first six months and subject to a pricing grid thereafter based on total leverage.  The interest rate payable under our credit facility will increase by 2.0% per annum during the continuance of an event of default. The unused portion of the revolving facility is subject to a commitment fee of 0.50% per year.

In addition, on August 11, 2006, we issued $125.0 million aggregate principal amount of the notes and used the net proceeds of such offering to consummate the Raycom acquisition.  The notes mature on August 15, 2014.  Interest is payable on the notes semi-annually in cash in arrears on February 15 and August 15 of each year.  The notes are unconditionally guaranteed on an unsecured senior subordinated basis by all of our current and future restricted subsidiaries (other than Barrington Capital) that guarantee our and our subsidiaries’ other indebtedness.  The notes bear interest at a fixed rate of 10.5%.

On August 7, 2007, we commenced an exchange offer for $125.0 million aggregate principal amount of outstanding notes which have been registered under the Securities Act for an equal principal amount of the notes which were not registered under the Securities Act.  The exchange offer is being made pursuant to a prospectus dated August 6, 2007.  The exchange offer expires on September 5, 2007.

Our credit facility and the indenture governing the notes limit our ability to:

•                  incur additional indebtedness and issue certain preferred stock;

•                  pay dividends on our capital stock or repurchase our capital stock or subordinated debt;

•                  make investments;

•                  create certain liens;

•                  sell certain assets or merge or consolidate with or into other companies;

•                  incur restriction on the ability of our subsidiaries to make distributions or transfer assets to us; and

•                  enter into transactions with affiliates.

Our credit facility also contains certain defined conditions of default and covenants, including requirements to maintain various financial ratios and, manage prudently.  Continued availability of the revolving facility will be predicated on compliance with these covenants. For additional information regarding our credit facility and the notes, see Note C to our condensed consolidated financial statements in this Quarterly Report.

Contractual Obligations

As of June 30, 2007, there have been no material updates to the summary of contractual obligations table as of March 31, 2007 that was included in our Registration Statement on Form S-4 that was declared effective by the SEC on August 6, 2007.

Seasonality

Our business has experienced and is expected to continue to experience significant seasonality due to, among other things, seasonal advertising patterns and seasonal influences on people’s viewing habits.  The advertising revenue of television broadcasting stations is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to and including the holiday season.  In addition, advertising revenue tends to be higher in even-numbered years, when national, state and local political advertising is a significant element of advertising revenue.  Historically, in odd-numbered years, little if any revenue has been obtained from political advertising.

Off-Balance Sheet Arrangements

As of June 30, 2007, we did not have any off-balance sheet arrangements.

Inflation

We do not believe inflation has a significant effect on our operations.

Critical Accounting Policies and Estimates

Financial statements prepared in accordance with generally accepted accounting principles require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures.  Actual results could differ from those assumptions and estimates.  The accounting policies that are most significant and sensitive to assumptions and estimates include allocation of a station’s purchase price to identifiable assets, and the procedures used to evaluate various assets for impairment.

Purchase accounting.  The purchases of stations involve allocation of the purchase price according to the estimated fair market values of the monetary, tangible, and intangible assets acquired.  The allocated values are “pushed-down” to become the restated asset costs on the books of the subsidiary companies representing the individual stations.   Barrington Group obtains outside appraisals following its purchases of stations.  The values assigned by the appraisals may differ from the estimates initially assigned by Barrington Group at the time of purchase.  Generally accepted accounting principals allow up to one year for completion of the determination of allocation of values, so changes might materially change the depreciation and amortization expenses reported up to one year from purchase.

Impairment of long-lived assets.  Generally accepted accounting principles require that most long-lived assets are carried at the lower of cost or fair value.  Such assets compose the major portion of Barrington Group’s total assets and exceed member’s equity.  Barrington Group reviews and tests its long-lived assets for potential impairment at least annually.  This review requires assumptions and estimates of future cash flows to be generated by its stations, discount rates to be used in present value calculations, expected future benefits from network affiliation contracts, and other future conditions.  Changes in market conditions or our plans could change management’s judgments regarding impairment of assets.

Derivative Financial Instruments.  We invest in derivative financial instruments to limit our exposure to interest rate increases on our floating rate debt.  For more information regarding these derivative instruments see Note D to our condensed consolidated financial statements contained in this Quarterly Report.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.  We have no cash flow exposure due to rate changes on the notes because they bear interest at fixed rates.  However, our credit facility bears interest at floating rates based on LIBOR.  Accordingly, we are exposed to potential losses related to changes in interest rates.   If there is a rise in interest rates, our debt service obligations on the borrowings under our credit facility would increase even though the amount borrowed remained the same, which would affect our results of operations.  A 1% change in LIBOR would result in our interest expense for our credit facility fluctuating approximately $1.5 million per year, without taking into account any hedging instruments.

We do not enter into derivatives or other financial instruments for trading or speculative purposes; however, in order to manage our interest rate risk, we entered into two interest rate cap agreements to effectively fix the interest rate on the borrowings under our credit facility. The agreement governing our 5.0% interest rate cap dated June 1, 2005, specified a notional amount of $44.0 million and expired May 31, 2007.  The agreement governing our 5.5% interest rate cap dated November 9, 2005, specifies a notional amount of $20.0 million and expires November 14, 2007. We are required to reflect our interest rate caps on our balance sheet at fair market value. As such, we are exposed to potential gains and losses due to changes in interest rates. As a result of the mark-to market adjustment required each quarter we had recorded unrealized gains on the interest rate caps of $0.2 million for the six months ended June 30, 2006.  A loss of $83,000 on the interest rate caps was recorded for the six months ended June 30, 2007.

In addition, as of June 30 2007, we were party to four interest rate collar agreements, which have been designated as hedging instruments under SFAS No. 133, to help manage exposure to interest rate risk.  The total notional amount of the interest rate collar agreements is $120.0 million.  As of June 30, 2007, in accordance with SFAS No. 133, we recorded an asset for the present value of the interest collar agreements of $0.2 million.  This amount is reflected in other comprehensive income.

ITEM 4.   CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Exchange Act). Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in this Quarterly Report has been timely recorded, processed, summarized and reported within the time periods specified in the rules of the SEC and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in litigation arising out of operations.  Management believes that we are not currently party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on our financial position or results of operations.

ITEM 1A.  RISK FACTORS

Not applicable.  We did not become a reporting company until August 6, 2007 and therefore, did not file an Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.   OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The exhibits filed as part of this Quarterly Report are listed in the index to exhibits immediately preceding such exhibits, which index to exhibits is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this Quarterly Report to be signed on their behalf by the undersigned, thereunto duly authorized.

BARRINGTON BROADCASTING GROUP LLC
BARRINGTON BROADCASTING CAPITAL CORPORATION

Date: August 14, 2007	By:	/s/ Warren Spector

Name: Warren Spector
Title: Chief Financial Officer
(Principal Financial Officer)

Exhibit Number	Title
2.1	Asset Purchase Agreement, dated as of March 24, 2006, by and among Raycom Media, Inc., certain subsidiaries thereof and Barrington Broadcasting Corporation(1)
2.2	Amendment to Asset Purchase Agreement, dated as of August 11, 2006, by and among Raycom Media, Inc., certain subsidiaries thereof and Barrington Broadcasting Corporation(1)
3.1	Certificate of Formation of Barrington Broadcasting Group LLC(1)
3.2	Certificate of Incorporation of Barrington Broadcasting Capital Corporation(1)
3.3	Limited Liability Company Operating Agreement of Barrington Broadcasting Group LLC(1)
3.4	Bylaws of Barrington Broadcasting Capital Corporation(1)
4.1	Indenture, dated as of August 11, 2006, by and among Barrington Broadcasting Group LLC, Barrington Broadcasting Capital Corporation and U.S. Bank National Association, as trustee(1)
4.2	Form of 10½% Senior Subordinated Note due 2014 (included in Exhibit 4.1 to this Form 10-Q) (1)
4.3

Registration Rights Agreement, dated as of August 11, 2006, by and among Barrington Broadcasting Group LLC, Barrington Broadcasting Capital Corporation and Banc of America Securities LLC and Wachovia Capital Markets, LLC, as initial purchasers(1)

10.1

Credit Agreement, dated as of August 11, 2006, by and among Barrington Broadcasting Group LLC, as borrower, all subsidiaries thereof and Barrington Broadcasting LLC, as guarantors, Bank of America, N.A., as administrative agent, and lenders party thereto(1)

10.2

Guaranty Agreement, dated as of August 11, 2006, by and among Barrington Broadcasting Group LLC, as borrower, all subsidiaries thereof and Barrington Broadcasting LLC, as guarantors, and Bank of America, N.A., as collateral agent(1)

10.3

Security Agreement, dated as of August 11, 2006, by and among Barrington Broadcasting Group LLC, as borrower, all subsidiaries thereof and Barrington Broadcasting LLC, as guarantors, and Bank of America, N.A., as collateral agent(1)

10.4	Credit Agreement, dated as of August 11, 2006, by and among SagamoreHill of Carolina, LLC, as borrower, Bank of America, N.A., as administrative agent, and lenders party thereto(1)
10.5

Barrington Guaranty, dated as of August 11, 2006, by and among Barrington Broadcasting Group LLC, as borrower, all subsidiaries thereof and Barrington Broadcasting LLC, as guarantors, and Bank of America, N.A., as collateral agent(1)

10.6	Amended and Restated Limited Liability Company Operating Agreement of BarringtonBroadcasting LLC, dated as of December 30, 2003, by and between Pilot Group andBarrington Broadcasting Company, LLC(1)
10.7	Management Agreement, dated as of December 31, 2003, by and between Barrington Broadcasting LLC and Barrington Broadcasting Company, LLC, as amended.(1)
10.8	Transition Services Agreement, dated as of August 11, 2006, by and among Raycom Media, Inc., certain subsidiaries thereof and Barrington Broadcasting Group LLC(1)
10.9	Time Brokerage Agreement dated as of April 28, 1994, as amended, by and between Atlantic Media Group, Inc. and Diversified Communications, as assignee of Vision Communications, Inc.(1)
10.10	Amendment to and Extension of Time Brokerage Agreement, dated as of December 9, 2003, by and between Atlantic Media Group, Inc. and Diversified Communications(1)
10.11	Second Amendment to Time Brokerage Agreement, dated as of July 19, 2005, by andbetween Atlantic Media Group, Inc. and Diversified Communications(1)
10.12	Third Amendment to Time Brokerage Agreement, dated as of July 19, 2005, by andbetween SagamoreHill of Carolina LLC and Barrington Broadcasting South Carolina Corporation(1)
10.13	Fourth Amendment to Time Brokerage Agreement, dated as of February 6, 2006, by andbetween SagamoreHill of Carolina LLC and Barrington Broadcasting South Carolina Corporation(1)
10.14	Option Agreement, dated as of July 19, 2005, by and among SagamoreHill of CarolinaLLC, SagamoreHill of Carolina Licenses LLC and Barrington Broadcasting South Carolina Corporation(1)
21	List of Subsidiaries of Barrington Broadcasting Group LLC(1)
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*†
32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*†
99.1	Risk Factors*

*      Filed herewith.

†                  Pursuant to Securities and Exchange Commission Release No. 33-8238, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of Section 18 of the Securities Exchange Act of 1934 and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the registrant specifically incorporates it by reference

(1)          Incorporated by reference to our Registration Statement on Form S-4 declared effective as of August 6, 2007.