Form 10-Q
period 2007-09-30
Barrington Broadcasting Group LLC
filed 2007-11-13
CIK 1377972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007.
Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 333-140510

BARRINGTON BROADCASTING GROUP LLC

BARRINGTON BROADCASTING CAPITAL CORPORATION

Delaware	20-4841532
(State or Other Jurisdiction of	20-5172909
Incorporation or Organization)	(I.R.S. Employer Identification No.)

2500 W. Higgins Road, Suite 155	60169
Hoffman Estates, Illinois	(Zip Code)
(Address of Principal Executive Offices)

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one)

Large accelerated filer ☐          Accelerated filer  ☐          Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Number of shares of common stock outstanding of Barrington Broadcasting Capital Corporation as of November 1, 2007:  100

Documents incorporated by reference: None

BARRINGTON BROADCASTING GROUP LLC

BARRINGTON BROADCASTING CAPITAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2007

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

•                  competition in the our markets; and

•                  our ability to integrate recent and future acquisitions of television stations and achieve certain cost savings.

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

ii

PART I

As used in this Quarterly Report, the term “Issuers” refers to Barrington Broadcasting Group LLC, a Delaware limited liability company, or Barrington Group, and Barrington Broadcasting Capital Corporation, a Delaware corporation, or Barrington Capital; the term “Barrington Corporation” refers to Barrington Broadcasting Corporation, a Delaware corporation, and its consolidated subsidiaries prior to the merger of Barrington Broadcasting Corporation with Barrington Group; and unless the context otherwise requires, the terms “we,” “us,” “our” or similar terms refer to Barrington Group and its consolidated subsidiaries.

ITEM 1.   FINANCIAL STATEMENTS

On August 11, 2006 (i) all of Barrington Corporation’s existing operating subsidiaries merged with and into newly-formed limited liability company subsidiaries of Barrington Corporation and Barrington Corporation merged with and into Barrington Group; (ii) Barrington Group, the survivor of such merger, acquired twelve television stations from Raycom Media, Inc., or Raycom, and (iii) Barrington Group entered into a new credit facility consisting of a $147,500,000 term loan facility and a $25,000,000 revolving facility, the Issuers consummated a $125,000,000 offering of 10½% Senior Subordinated Notes due 2014, or the notes, and our equity sponsor, Pilot Group LP, contributed $60,458,000 in additional equity capital.  The financial statements below include the consolidated financial statements of Barrington Group (formerly Barrington Corporation) for the three and nine months ended September 30, 2007 and 2006.

BARRINGTON BROADCASTING GROUP LLC

Condensed Consolidated Balance Sheets

(dollars in thousands)	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,120	$4,920
Trade receivables, less allowance for doubtful accounts of $654 and $744	22,544	23,229
Current portion of program broadcast rights	4,221	3,599
Prepaid expenses and other current assets	1,242	1,436
Total current assets	30,127	33,184

Program broadcast rights	1,473	1,068
Debt issuance costs	10,539	11,318
Investment in joint ventures	2,019	2,065
Other	562	141

Property and equipment, net	82,787	95,425

Goodwill	9,922	9,278
Other intangibles, net	268,432	272,142

TOTAL ASSETS	$405,861	$424,621

LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES
Accounts payable	$1,831	$1,721
Current portion of program broadcast payable	5,490	4,449
Revolving credit facility	4,000	—
Related party loan	500	—
Current maturities of long-term debt	1,500	1,500
Current portion of contracts payable	212	327
Accrued interest	3,186	5,722
Accrued expenses and other liabilities	5,037	4,963
Deferred revenue - current	155	149
Total current liabilities	21,911	18,831

Long-term debt	271,951	273,076
Contracts payable	1,193	1,502
Program broadcast payable	1,780	1,434
Interest rate collar	1,553	—
Deferred revenue	1,476	1,289

MEMBER’S EQUITY
Member’s equity	107,550	128,489
Other comprehensive loss	(1,553)	—
Total member’s equity	105,997	128,489

TOTAL LIABILITIES AND MEMBER’S EQUITY	$405,861	$424,621

See the accompanying notes to condensed consolidated financial statements.

BARRINGTON BROADCASTING GROUP LLC

Condensed Consolidated Statements of Operations

(Unaudited)

(dollars in thousands)	Three Months Ended September 30,
	2007	2006

NET REVENUES	$27,111	$20,598

OPERATING EXPENSES
Selling, technical and program expenses	14,645	9,763
General and administrative	4,783	3,347
Depreciation and amortization	6,902	6,219
Corporate	1,124	1,586
Total operating expenses	27,454	20,915

LOSS FROM OPERATIONS	(343)	(317)

INTEREST (EXPENSE) INCOME
Interest expense	(6,312)	(4,144)
Amortization of debt issuance costs	(447)	(227)
Interest income	17	20
Loss on early extinguishment of debt	—	(575)
Total net interest expense	(6,742)	(4,926)

LOSS BEFORE INCOME TAXES	(7,085)	(5,243)

INCOME TAX EXPENSE	(97)	(1,885)

NET LOSS	$(7,182)	$(7,128)

See the accompanying notes to condensed consolidated financial statements.

BARRINGTON BROADCASTING GROUP LLC

Condensed Consolidated Statements of Operations

(Unaudited)

(dollars in thousands)	Nine Months Ended September 30,
	2007	2006

NET REVENUES	$82,182	$39,862

OPERATING EXPENSES
Selling, technical and program expenses	42,928	19,193
General and administrative	14,589	7,278
Depreciation and amortization	22,234	12,153
Corporate	3,581	2,759
Total operating expenses	83,332	41,383

LOSS FROM OPERATIONS	(1,150)	(1,521)

INTEREST (EXPENSE) INCOME
Interest expense	(18,710)	(6,375)
Amortization of debt issuance costs	(1,272)	(283)
Interest income	61	51
Loss on early extinguishment of debt	—	(575)
Total net interest expense	(19,921)	(7,182)

LOSS BEFORE INCOME TAXES	(21,071)	(8,703)

INCOME TAX BENEFIT (EXPENSE)	132	(1,942)
NET LOSS	$(20,939)	$(10,645)

See the accompanying notes to condensed consolidated financial statements.

BARRINGTON BROADCASTING GROUP LLC

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(dollars in thousands)	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,939)	$(10,645)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	18,252	9,898
Amortization of intangibles and debt issuance costs	4,982	1,807
Amortization of program broadcast rights	3,771	2,530
Payments of program broadcast payable	(3,519)	(1,343)
Unrealized loss (gain) on interest rate caps	83	(31)
Barter expenses net of revenue	(78)	(191)
Loss on disposal of assets	218	8
Loss on early extinguishment of debt	—	575
Imputed interest on long term contracts	(1)	5
Equity in loss of joint venture	54	—
Changes in assets and liabilities that relate to operations, net of effect of acquisitions:
Trade receivables	685	(2,100)
Prepaid expenses and other	(310)	516
Accounts payable	40	(187)
Accrued interest	(2,536)	3,014
Accrued expenses	74	4,273
Deferred revenue	193	(23)
Net cash provided by operating activities	969	8,106

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,721)	(6,435)
Proceeds from disposition of assets	37	5
Acquisition of television stations, net of cash acquired	(831)	(287,664)
Other	(8)	—
Net cash used in investing activities	(6,523)	(294,094)

CASH FLOW S FROM FINANCING ACTIVITIES:
Restricted cash	—	400
Issuance of senior subordinated notes	—	125,000
Repayment of long-term debt	—	(61,018)
Proceeds from long-term debt	—	156,950
Borrowings on revolving loan facility	6,000	—
Principal payments on long-term debt	(1,125)	—
Payments of contracts payable	(128)	—
Payments on revolving loan facility	(2,000)	—
Proceeds from related party loan	500	—
Contributed capital	—	79,550
Payment of debt issuance costs	(493)	(11,912)
Net cash provided by financing activities	2,754	288,970

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,800)	2,982
Cash and cash equivalents, beginning of period	4,920	1,337
Cash and cash equivalents, end of period	$2,120	$4,319

Continued

See the accompanying notes to condensed consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments of interest	$21,244	$3,371

Cash (refund)/payment of income taxes	$(132)	$41

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of program broadcast rights	$4,888	$3,214

Equipment acquired by barter transactions	$148	$103

Decreas e in v alu atio n o f in teres t rate co llars	$(1,553)	$—

ACQUISITION OF TELEVISION STATIONS
Current assets acquired	$—	$13,193
Property and equipmen t acquired	—	73,138
Joint venture interests and other long term receivables	—	926
Intangible assets acquired	644	208,368
Current liablities assumed	—	(5,341)
Program broadcast rights acquired	(90)	3,974
Program broadcast liabilities assumed	(18)	(3,694)
Other long-term liabilities assumed	295	(2,697)
Current period payment for acquisition of stations	$831	$287,867
Amounts paid in 2006 pertaining to 2005	—	(203)
Amounts paid in 2007 pertaining to 2006 acquisitions	(831)	831
Additional amounts paid for acquisitions in 2006
subsequent to September 30, 2006	—	1,154
Total cost of acquisition of stations, net	$—	$289,649

See the accompanying notes to condensed consolidated financial statements.

BARRINGTON BROADCASTING GROUP LLC

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(Note A) — Nature of Business and Basis of Presentation

Nature of Business —Barrington Group owns and operates 21 television stations located in 15 markets in the United States.  Barrington Group’s revenues are derived primarily from the sale of advertising time and, to a lesser extent, internet advertising, network compensation and barter transactions for goods and services.  The stations sell commercial time during programs to national, regional and local advertisers.  The networks also sell commercial time during the programs to national advertisers.

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

Basis of Presentation — The unaudited condensed consolidated financial statements have been prepared consistent with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X.  Some of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.  It is recommended that these financial statements be read along with the annual financial statements and footnotes thereto of Barrington Group for the year ended December 31, 2006 which are included in Barrington Group’s Registration Statement on Form S-4 declared effective by the SEC on August 6, 2007.  The unaudited condensed consolidated financial statements and the amounts provided in the footnotes thereto have been rounded to the nearest thousand.

On August 11, 2006, all of Barrington Corporation’s existing operating subsidiaries merged with and into newly-formed limited liability company subsidiaries of Barrington Corporation and Barrington Corporation merged with and into Barrington Group.  Barrington Group, the survivor of such merger, acquired twelve television stations from Raycom, and Barrington Group entered into a new credit facility with a $147,500,000 term loan facility and a $25,000,000 revolving facility.  The stations acquired from Raycom include WNWO, the NBC affiliate in Toledo, Ohio; WSTM and WSTQ, the NBC and CW affiliates, respectively, in Syracuse, New York; WACH, the FOX affiliate in Columbia, South Carolina; KGBT, the CBS affiliate in Harlingen, Texas; KXRM and KXTU, the FOX and CW affiliates, respectively, in Colorado Springs, Colorado; WPBN and WTOM, the NBC affiliates in Traverse City and Cheboygan, Michigan; WFXL, the FOX affiliate in Albany, Georgia; WLUC, the NBC affiliate in Marquette, Michigan and KTVO, the ABC affiliate in Kirksville, Missouri, referred to collectively as the Raycom stations.  In addition, Barrington Capital was formed to be a co-issuer of the $125,000,000 10.5% Senior Subordinated Notes due 2014 in connection with the Raycom acquisition.  The condensed financial statements include the consolidated financial statements of Barrington Group (formerly Barrington Broadcasting Corporation).

The unaudited condensed consolidated financial statements include the accounts of Barrington Group and its television stations consisting of WEYI and WBSF, Flint-Saginaw-Bay City, Michigan;  WNWO, Toledo, Ohio;  WSTM and WSTQ, Syracuse, New York; WACH, Columbia, South Carolina; KGBT, Harlingen, Texas; KXRM and KXTU, Colorado Springs, Colorado;  WPDE,  Myrtle Beach, South Carolina; WPBN and WTOM, Traverse City, Michigan;  WHOI, Peoria, Illinois;  KVII and KVIH, Amarillo, Texas;  KRCG, Columbia-Jefferson City, Missouri;  WFXL, Albany, Georgia; KHQA, Quincy,

Illinois-Hannibal, Missouri; WLUC, Marquette, Michigan; and KTVO, Kirksville, Missouri, all of which are wholly-owned.  Barrington Group also programs WWMB, owned by SagamoreHill of Carolina, LLC, or SagamoreHill, in South Carolina, under a local marketing agreement, or LMA.  SagamoreHill is consolidated as a variable interest entity in accordance with Financial Accounting Standards Board, or FASB, Interpretation No. 46 (R) (FIN 46R) Consolidation of Variable Interest Entities-an Interpretation of ARB No. 51.  All significant intercompany accounts and transactions have been eliminated.

In addition, Barrington Group, through it’s acquisition of KGBT and WFXL, owns 50% interests in each of Tall Tower LLC, a joint venture formed to operate a television tower in Harlingen, Texas, and Albany Tower LLC, a joint venture formed to construct and operate a television tower in Albany, Georgia.  Barrington Group’s interests in Tall Tower LLC and Albany Tower LLC have been consolidated using the equity method of accounting.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly Barrington Group’s financial position, results of operations and cash flows at the dates and for the periods presented.  Results of interim periods are not necessarily indicative of anticipated results for the year.  Barrington Group believes that there is no material difference between the 2007 and 2006 reporting periods and that the results of both periods are comparable except for the on-going effects of the merger of Barrington Corporation into Barrington Group during 2006, the acquisitions described above and the related capitalization and financing reflected during the nine months ended September 30, 2007.

(Note B) — Acquisitions of Television Stations

On August 31, 2007, Barrington Group entered into an Asset Purchase Agreement, or the WGTU APA, with Max Media of Traverse City LLC and MTC License LLC to acquire, subject to prior approval from the Federal Communications Commission, television station WGTU and its satellite WGTQ, which serve the Traverse City-Cadillac, Michigan market.  The purchase price for the acquisition of WGTU and WGTQ is $10,000,000, of which $500,000 is being held in escrow pending the closing.  Also on August 31, 2007, pursuant to an Assignment and Assumption Agreement, Barrington Group assigned its rights under the WGTU APA to Tucker Broadcasting of Traverse City, Inc, or Tucker, an unrelated third party.

On August 31, 2007, Barrington Group and Tucker also entered into a Shared Services Agreement pursuant to which Barrington Group will, following Tucker’s acquisition of WGTU/WGTQ, provide technical, engineering and certain other support services to WGTU/WGTQ for a fee.  In addition, on August 31, 2007, Barrington Group and Tucker entered into a Joint Sales Agreement pursuant to which Barrington Group will have the right to provide up to 15% of WGTU/WGTQ’s weekly programming and will sell WGTU/WGTQ’s local advertising on a commissioned basis.

In connection with the WGTU APA, the Shared Services Agreement and the Joint Sales Agreement, Tucker has also granted Barrington Group an option to subsequently acquire the equity of Tucker or WGTU/WGTQ’s assets subject to certain conditions.

Barrington Group expects that it will guarantee or provide other credit support with respect to up to $7,000,000 of indebtedness to be incurred by Tucker to pay the purchase price for WGTU/WGTQ.

On February 6, 2006, Barrington Group completed the acquisition of all of the television broadcasting assets of WPDE, Myrtle Beach, South Carolina from Diversified Communications, referred to as the WPDE/WWMB acquisition. In connection with acquiring the assets of WPDE, Barrington Group acquired the rights to operate WWMB, Myrtle Beach, South Carolina and an option to purchase the station from SagamoreHill.  The WPDE/WWMB acquisition was funded with cash provided by contributed capital and bank financing. Concurrently with Barrington Group’s acquisition of WPDE, SagamoreHill purchased WWMB, the CW affiliate serving Myrtle Beach.  Barrington Group operates WWMB on behalf of SagamoreHill under an LMA.  Under the terms of the LMA, Barrington Group makes periodic payments to SagamoreHill for the right to provide programming and sell advertising on WWMB.  SagamoreHill retains ultimate control and responsibility for the operation of the station.  Barrington Group guaranteed full payment of all obligations incurred by SagamoreHill and SagamoreHill of Carolina Licenses, LLC, which owns WWMB’s Federal Communications Commission, or FCC, license, under a $2,450,000 senior credit facility entered into by SagamoreHill and SagamoreHill of Carolina Licenses, LLC.  SagamoreHill is considered a variable interest entity and in accordance with FIN 46R, our interest in SagamoreHill is included in the consolidated financial statements as of February 6, 2006.  Barrington Group acquired an option to acquire the assets of SagamoreHill for a base value of $2,367,000. The option price increases by 5% annually until it expires in 2021. The option term can be extended through 2029. The total purchase price for WPDE and the option to acquire WWMB, including costs of the acquisition, was $24,791,000, which consisted of the fair market value of the assets of $24,166,000 and fees and costs of the transaction amounting to $625,000.  The purchase price has been allocated to acquired assets and liabilities at fair value based on an appraisal of the acquired assets.

On August 11, 2006, Barrington Group completed the acquisition of the Raycom stations.  The total purchase price of the Raycom acquisition including costs was $264,858,000, which consisted of the fair market value of the assets of $261,582,000 and fees and costs of the transaction of $3,276,000, of which $831,000 was recorded in the nine months ended September 30, 2007. The purchase price has been allocated to acquired assets and liabilities at fair value based on an appraisal of the acquired assets.

The Raycom acquisition was financed with the proceeds from the $125,000,000 offering of the notes, a $60,458,000 member’s equity contribution and the proceeds from Barrington Group’s new credit facility in the form of a $147,500,000 senior secured term loan B and a $25,000,000 revolving credit facility. The revolving credit facility was not used to finance the Raycom acquisition.

The assets which Barrington Group acquired in the Raycom acquisition include 50% equity interests in two joint ventures formed to co-own and maintain television towers:  Tall Tower LLC, in Harlingen, Texas and Albany Tower LLC, in Albany, Georgia.

All of the acquisitions have been recorded under the purchase method of accounting and are included in the operating results from the acquisition date forward.  The FCC licenses and goodwill are considered indefinite-lived assets and as such are not subject to amortization.  The definite lived intangible assets are being amortized over a weighted average period of approximately seven years.

The aggregate purchase price for the stations acquired in 2006 (the Raycom acquisition and the WPDE/WWMB acquisition are referred to collectively as the 2006 acquisitions) was allocated as follows:

	2006 Acquisitions
(dollars in thousands)	WPDE/WWMB Acquisition	Raycom Acquisition
Current assets	$43	$12,343
Program broadcast rights	210	3,644
Joint venture and long-term assets	—	2,074
Total property and equipment	10,293	61,721

Intangible Assets
FCC licenses	2,183	182,354
Goodwill	1,341	4,132
Other intang ibles, subject to amortization	8,787	8,878
Other intangibles, not subject to amortization	2,183	—
Total intangible assets acquired	14,494	195,364

Total assets	25,040	275,146

Current liabilities	31	3,948
Other liabilities	—	2,498
Program broadcast payables	218	3,842
Total liabilities	249	10,288
Total purchase price, including costs	$24,791	$264,858

The unaudited condensed consolidated pro forma results of operations data for the three months and nine months ended September 30, 2006 reflect adjustments as if the 2006 acquisitions had occurred on January 1, 2006.

	September 30, 2006
(dollars in thousands)	Three Months Ended	Nine Months Ended
Net revenues	$28,192	$84,671
Loss from operations	(1,613)	(1,113)
Net loss	(8,171)	(21,283)

(Note C)— Long-Term Debt

Long-term debt consists of the following:

	September 30,	December 31,
(dollars in thousands)	2007	2006
Senior Secured Term Loan B	$146,025	$147,131
Revolving credit facility	4,000	—
Related party loan	500	—
Notes	125,000	125,000
Guaranteed Loan	2,426	2,445
	277,951	274,576
Less current portion of debt and revolving credit facility	6,000	1,500
	$271,951	$273,076

Our credit facility is an obligation of Barrington Group and consists of a $147,500,000 senior secured term loan B with a seven-year maturity and a $25,000,000 revolving credit facility with a six-year maturity. The obligations under our credit facility are guaranteed by Barrington Broadcasting LLC, the parent of Barrington Group, and all of Barrington Group’s direct and indirect subsidiaries. Our credit facility is secured by a first priority lien on substantially all of our existing and future assets and those of our direct and indirect subsidiaries. As of September 30, 2007, drawings on the revolving credit facility totaled $4,000,000.

Borrowings under our credit facility bear interest at a floating rate, which can be either LIBOR plus an applicable margin or, at our option, a base rate plus an applicable margin payable at least quarterly.  Base rate is defined as the higher of (i) the Bank of America prime rate or (ii) the federal funds effective rate plus 0.50%.  The applicable margin for (x) the term loan is 2.25% for LIBOR loans and 1.25% for base rate loans and (y) the revolving facility is 2.25% for LIBOR loans and 1.25% for base rate loans for the first nine months and subject to a pricing grid thereafter based on total leverage.  The interest rate payable under our credit facility will increase by 2.0% per annum during the continuance of an event of default. The unused portion of the revolving credit facility is subject to a commitment fee of 0.50% per year. The weighted average interest rate on the outstanding balances under our credit facility and the loan guaranteed on behalf of SagamoreHill was 7.86% as of September 30, 2007.

The loan agreement contains certain financial covenants, including, but not limited to, covenants related to interest coverage and total leverage.  In addition, the loan agreement contains other affirmative and negative covenants relating to, among other things, preservation of assets, compliance with laws, maintenance of insurance, financial statements and reporting, liens, payments on the other debt, disposition of assets, transactions with affiliates, mergers and acquisitions, sales of assets, guarantees, and investments.  The loan agreement contains customary events of default for bank facilities of this kind, including default on payment of the loans or other indebtedness, certain changes in ownership, control or management of Barrington Group, bankruptcy, and loss of FCC licenses, among others.  The loans are secured by Barrington Group’s present and future property and mortgages on substantially all presently owned and hereafter acquired real estate, guarantees by and security interests in the assets of each of the subsidiaries of Barrington Group.  As of September 30, 2007, Barrington Group was in compliance with these financial covenants.

On August 11, 2006, Barrington Group issued $125,000,000 aggregate principal amount of the notes.  The notes mature on August 15, 2014.  Interest is payable on the notes semi-annually in cash on February 15 and August 15 of each year.  The notes are unconditionally guaranteed on an unsecured senior subordinated basis by all of Barrington Group’s current and future restricted subsidiaries (other than Barrington Capital) that guarantee our and our subsidiaries’ other indebtedness.  The notes bear interest at a fixed rate of 10.5% and principal is due at maturity.

The indenture governing the notes limits Barrington Group’s ability to incur additional indebtedness and issue certain preferred stock; pay dividends on its capital stock or repurchase its capital stock or subordinated debt; make investments; create certain liens; sell certain assets or merge or consolidate with or into other companies; incur restriction on the ability of its subsidiaries to make distributions or transfer assets; and enter into transactions with affiliates.

Barrington Corporation had previously financed a portion of its acquisitions with borrowings in the form of a term loan pursuant to a loan facility dated May 14, 2004, as amended.  The total borrowings during the nine months ended September 30, 2006 totaled $4,550,000 under the term loan for the acquisition of WPDE and $2,450,000 on the guaranteed loan for SagamoreHill.  On August 11, 2006, the outstanding balance of the term loan and the guaranteed loan totaling $61,018,000 was refinanced concurrently with the Raycom acquisition.

(Note D) — Accounting for Derivative Instruments and Hedging Activities

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

SFAS No. 133 defines requirements for designation and documentation of hedging relationships, as well as ongoing effectiveness assessments in order to use hedge accounting under this standard.  Barrington Group formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions.  This process includes relating all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions.  Barrington Group’s derivative activities, all of which are for purposes other than trading, are initiated within the guidelines of corporate risk management policies.  Management reviews the correlation and effectiveness of its derivatives on a periodic basis.

Non-Hedge Accounting Treatment

During the year ended December 31, 2005, Barrington Corporation entered into two interest rate cap agreements for notional amounts of $44,000,000 and $20,000,000, respectively, that did not qualify for hedge accounting treatment.  As of September 30, 2007, the $20,000,000 interest rate cap agreement was still outstanding.

These interest rate cap agreements, with a combined total cost of $109,000, limit Barrington Group’s exposure to interest rate increases on its floating rate debt, thus reducing the impact of interest rate increases on future income.  The 5.0% interest rate cap dated June 1, 2005 contained a notional amount of $44,000,000 and expired May 31, 2007.  The 5.5% interest rate cap dated November 9, 2005, contains a notional amount of $20,000,000 and expires November 14, 2007.  The notional principal amount of floating rate debt covered by the outstanding interest rate cap agreement effectively limits Barrington Group’s exposure to LIBOR rates rising over 5.5% for the first $20,000,000.

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

Barrington Group received payments of $81,000 under these agreements for the nine months ended September 30, 2007.  Payment received for the three months and nine months ended September 30, 2006 was $26,000.  The fair value of the interest rate caps were $4,000 at September 30, 2007 and $83,000 as of December 31, 2006, respectively. As a result of adjustments to fair value, Barrington Group recorded a nominal loss on the interest caps for the three months ended September 30, 2007 and a loss of $83,000 for the nine months ended September 30, 2007.  Barrington Group recorded a loss on the interest rate caps in the amount of $149,000 for the three months ended September 30, 2006 and a gain of $31,000 for the nine months ended September 30, 2006.

Hedge Accounting Treatment

In January 2007, Barrington Group entered into two interest rate collar agreements, each effective on February 12, 2007, to limit the exposure to fluctuation in short-term interest rates on a portion of our variable rate debt by locking in a range of interest rates.  The collar agreements are designated as hedging instruments under SFAS No. 133 and unrealized changes in the fair value of these agreements are recorded in other comprehensive income.  The interest rate collars consist of a purchased option and a sold option, which have been entered into simultaneously with the same counterparties.  The notional amount of each interest rate collar agreement is $40,000,000 and both expire on February 12, 2011.

In May 2007, Barrington Group entered into two additional interest rate collar agreements, each effective on August 14, 2007, to further limit the exposure to fluctuation in short-term interest rates on a portion of our variable rate debt by locking in a range of interest rates and to replace the $44,000,000 interest rate cap agreement that expired in May 2007.  Both collar agreements are designated as hedging instruments under SFAS No. 133 and unrealized changes in the fair value of these agreements are recorded in other comprehensive income.  The interest rate collars consist of a purchased option and a sold option, which have been entered into simultaneously with the same counterparties.  The notional amount of each interest rate collar agreement is $20,000,000.  The agreements expire on August 14, 2010 and August 16, 2010.

The interest rate collar agreements provide that Barrington Group will receive payment when the three-month LIBOR rises above 5.5% and requires payment when the three-month LIBOR falls below

4.84% on the first $80,000,000 and 4.845% on the subsequent $40,000,000.  During the three months and nine months ended September 30, 2007, there were no payments received or paid as the three-month LIBOR was within the range contained in the interest rate collar agreements as of the valuation dates.  At September 30, 2007, the value of the interest rate collar agreements was reflected as a liability in the amount of $1,553,000 based on the fair value of the collars as of that date.  In the event that interest rate expectations change, the effect of the change in the valuation of the interest rate collars to maturity will be reflected through other comprehensive income or loss.

(Note E) — Comprehensive Loss

Comprehensive loss includes net loss and changes in member’s equity from non-owner sources.  For Barrington Group, the difference between net loss and comprehensive loss is due to the impact of interest rate collars.

Comprehensive loss for the three months and nine months ended September 30, 2007 consists of the following:

	Three Months	Nine Months
	Ended	Ended
(dollars in thousands)	September 30, 2007	September 30, 2007
Net loss	$(7,182)	$(20,939)
Interest rate collar adjustments	(1,790)	(1,553)
Comprehensive loss	$(8,972)	$(22,492)

(Note F) — Related Party Loan

On August 31, 2007, Barrington Group borrowed $500,000 from its equity sponsor to fund part of the purchase price for the WGTU/WGTQ acquisition.  The loan is unsecured and subject to interest annually at a rate equal to the rate of interest for the revolving credit facility.  As of September 30, 2007, the interest rate on the related party loan was 8.053%.  Accrued interest on the loan for the three months and nine months ended September 30, 2007 was $3,000.

(Note G) — Income Taxes

Concurrently with the closing of the Raycom acquisition, Barrington Corporation and each of its subsidiaries were merged into newly-formed limited liability companies, referred to as the LLC conversion.  Accordingly, Barrington Group was not subject to federal income taxes after August 11, 2006 and no federal tax provision has been recorded for the nine months ended September 30, 2007.  Income tax expense for the three months and nine months ended September 30, 2006 was $1,885,000 and $1,942,000 respectively.  For the nine months ended September 30, 2007, expected state income tax refunds in the amount of $307,000 offset state income tax provisions totaling $175,000, resulting in a $132,000 net income tax benefit.

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

Raycom Acquisition and Related Transactions

On March 24, 2006, Barrington Corporation entered into an Asset Purchase Agreement with Raycom and certain of Raycom’s subsidiaries, pursuant to which Barrington Corporation purchased substantially all of the assets of the Raycom stations. Pursuant to this asset purchase agreement, the purchase price payable in connection with the Raycom acquisition including costs was $264.9 million, including final transaction fees of $3.3 million. The Raycom acquisition was consummated on August 11, 2006.

Concurrently with the closing of the Raycom acquisition, we consummated the LLC conversion whereby all of Barrington Corporation’s existing operating subsidiaries merged with and into newly-formed limited liability company subsidiaries of Barrington Corporation and Barrington Corporation merged with and into Barrington Group.

In connection with the Raycom acquisition, we issued the notes in a Rule 144A offering, repaid our old credit facilities and entered into a new credit facility. Our credit facility is comprised of a $147.5 million senior secured term facility and a $25.0 million senior secured revolving facility.  The term facility has a seven-year maturity and the revolving facility has a six-year maturity. Our obligations under our credit facility are guaranteed by Barrington Broadcasting LLC and all of our direct and indirect subsidiaries.  Our credit facility is secured by a first priority lien on substantially all of our and our direct and indirect subsidiaries’ existing and future assets.  In addition, we guaranteed the SagamoreHill term loan.  We did not receive any proceeds from the SagamoreHill term loan, but SagamoreHill was required to apply the proceeds it received to repay in full its old credit facility. In addition, concurrently with the closing of the Raycom acquisition, our equity sponsor contributed $60.5 million in additional equity capital to Barrington Broadcasting LLC that was immediately contributed to Barrington Group.

The Raycom acquisition has been accounted for using the purchase method of accounting under SFAS No. 141, Business Combinations. As a result, the Raycom acquisition will continue to affect our future results of operations in certain significant respects. The aggregate acquisition consideration has been allocated to the tangible and intangible assets acquired and liabilities assumed by us based upon their respective fair values as of the acquisition date which will increase amortization and depreciation expenses. In addition, our corporate overhead expenses have increased and, due to the effects of the increased borrowings to finance the Raycom acquisition, our interest expense has increased significantly in the periods following the Raycom acquisition.

Other Recent Acquisitions

•                                          On February 6, 2006, we completed the acquisition of the assets of WPDE-TV, the ABC affiliate serving Myrtle Beach, South Carolina from Diversified Communications.  In addition to the assets of WPDE, we acquired the rights to operate and an option to acquire WWMB-TV, the CW affiliate serving Myrtle Beach, South Carolina, from SagamoreHill.  The total cost of the acquisition was approximately $24.8 million, which included related fees and costs of $0.6 million.  We financed this acquisition with capital contributed by our equity sponsor and borrowings under our credit facility.

•                                          On August 1, 2005, we completed the acquisition of the assets of KVII-TV, the CBS affiliate in Amarillo, Texas, and KVIH-TV, its satellite in Clovis, New Mexico, from New Vision Group for a purchase price of approximately $22.3 million plus related fees and costs of $0.4 million.  The acquisition was financed using capital contributed by our equity sponsor and borrowings under our credit facility.

•                                          On April 14, 2005, we completed the acquisition of a construction permit issued by the FCC for a full-power broadcasting facility in Flint-Saginaw-Bay City, Michigan, from ACME Television, Inc.  The purchase price for the permit was $4.5 million plus approximately $0.2 million in related fees and was financed with capital contributed by our equity sponsor and borrowings under our credit facility.

•                                          On February 28, 2005, we completed the acquisition of the television broadcast assets of KRCG-TV, the CBS affiliate serving Columbia-Jefferson City, Missouri, from Mel Wheeler, Inc.  The funding for the acquisition was provided by capital contributed by our equity sponsor and borrowings under our credit facility.  The total cost of the acquisition was approximately $38.5 million, which included related fees of approximately $0.5 million.

•                                          On May 14, 2004, we completed the acquisition of the assets of WEYI-TV, the NBC affilitate serving Flint-Saginaw-Bay City, Michigan, from LIN Television, Inc.  The total cost of the acquisition was approximately $24.4 million, which included related fees of approximately $0.4 million.  The funding for the acquisition was provided by capital contributed by our equity sponsor and borrowings under our credit facility.

•                                          On April 30, 2004, we completed the acquisition of the television broadcast assets of WHOI-TV, the ABC affiliate in Peoria, Illinois, and KHQA-TV, the CBS affiliate in Quincy, Illinois, from Chelsey Broadcasting Company, LLC.  The total cost of the acquisition was approximately $24.1 million, which included related fees of approximately $0.6 million.  The funding for the acquisition was provided by capital contributed by our equity sponsor and borrowings under our credit facility.

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

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

                The following table sets forth our operating results for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006.

	Three Months Ended September 30,
(dollars in thousands)	2007	2006	Change	% Change
Revenue:
Local	$19,708	$12,941	$6,767	52.3%
National	9,244	6,972	2,272	32.6
Political	193	2,853	(2,660)	(93.2)
Other	2,566	1,577	989	62.7
Gross revenue	31,711	24,343	7,368	30.3
Direct costs	4,600	3,745	855	22.8
Net revenue	27,111	20,598	6,513	31.6
Operating expenses:
Selling, technical and program expenses	14,645	9,763	4,882	50.0
General and administrative	4,783	3,347	1,436	42.9
Depreciation and amortization	6,902	6,219	683	11.0
Corporate	1,124	1,586	(462)	(29.1)
	27,454	20,915	6,539	31.3
Loss from operations	(343)	(317)	(26)	(8.2)

Interest expense	(6,312)	(4,144)	(2,168)	52.3
Amortization of debt issuance costs	(447)	(227)	(220)	96.9
Loss on early extinguishment of debt	—	(575)	575	(100.0)
Interest income	17	20	(3)	(15.0)
Net interest expense	(6,742)	(4,926)	(1,816)	36.9
Loss before income taxes	(7,085)	(5,243)	(1,842)	35.1
Income tax benefit (expense)	(97)	(1,885)	1,788	(94.9)
Net loss	$(7,182)	$(7,128)	$(54)	0.8%

Our net revenue for the three months ended September 30, 2007 was $27.1 million, as compared to $20.6 million for the three months ended September 30, 2006, an increase of $6.5 million, or 31.6%.  The major component of the change in net revenue was the Raycom acquisition in August 2006.  The Raycom stations are included in our results of operations since the acquisition date.

For the three months ended September 30, 2007, the Raycom acquisition increased our net revenue by $6.5 million, which included a decline of $1.6 million in gross political revenue.  Excluding the effect of the Raycom acquisition, our net revenues were flat at $9.9 million for both the three months ended September 30, 2007 and 2006.  Our local revenues increased $0.8 million of 11.6% which offset, in large part, the $1.1 million decline in political revenue.

Our operating expenses for the three months ended September 30, 2007 were $27.5 million, as compared to $20.9 million for the three months ended September 30, 2006, an increase of $6.6 million, or 31.3%.  The major changes to operating expenses were as follows:

•                  The expenses of the Raycom stations increased operating expenses by $16.0 million and $9.2 million for the three months ended September 30, 2007 and 2006, respectively. Because these stations were acquired during the quarter ended September 30, 2006, the quarterly comparison of the three months ended September 30, 2007 and the three months ended September 30, 2006 was affected.

•                  Excluding the effect of the Raycom acquisition, our selling, technical and programming expenses increased $0.5 million, or 10.8%.  The increase was caused primarily by the launch of a centrally-coordinated website initiative and the incremental expenses associated with the establishment of WBSF, Bay City, Michigan, which commenced operations as a full power television station in October, 2006.

•                  Excluding the effect of the Raycom acquisition, our depreciation decreased $0.3 million, or 9.7%.  The decrease reflects the fully-depreciated status of certain fixed assets.

•                  Our corporate expenses decreased by $0.5 million for the three months ended September 30, 2007 to $1.1 million from $1.6 million for the three months ended September 30, 2006, primarily as a result of additional compensation and professional fees paid in 2006 related to the Raycom acquisition.

Our net interest expense for the three months ended September 30, 2007 was $6.7 million as compared to $4.9 million for the three months ended September 30, 2006, an increase of $1.8 million. The increase was caused by additional borrowing to fund the Raycom acquisition which was outstanding only since August 11, 2006.

We had a nominal income tax expense for the three months ended September 30, 2007 compared to income tax expense of $1.9 million for the three months ended September 30, 2006.  The decrease in income tax expense was due primarily to a one time tax expense which was recorded in the three months ended September 30, 2006 related to the LLC conversion.

Our net loss was $7.2 million for the three months ended September 30, 2007, compared to a loss of $7.1 million for the three months ended September 30, 2006, a change of $0.1 million.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

                The following table sets forth our operating results for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006.

	Nine Months Ended September 30,
(Dollars in thousands)	2007	2006	Change	% Change
Revenue:
Local	$60,033	$26,538	$33,495	126.2%
National	28,469	13,736	14,733	107.3
Political	633	3,790	(3,157)	(83.3)
Other	7,085	3,225	3,860	119.7
Gross revenue	96,220	47,289	48,931	103.5
Direct costs	14,038	7,427	6,611	89.0
Net revenue	82,182	39,862	42,320	106.2
Operating expenses:
Selling, technical and program expenses	42,928	19,193	23,735	123.7
General and administrative	14,589	7,278	7,311	100.5
Depreciation and amortization	22,234	12,153	10,081	83.0
Corporate	3,581	2,759	822	29.8
	83,332	41,383	41,949	101.4
Loss from operations	(1,150)	(1,521)	371	(24.4)

Interest expense	(18,710)	(6,375)	(12,335)	193.5
Amortization of debt issuance costs	(1,272)	(283)	(989)	349.5
Loss on early extinguishment of debt	—	(575)	575	(100.0)
Interest income	61	51	10	19.6
Net interest expense	(19,921)	(7,182)	(12,739)	177.4
Loss before income taxes	(21,071)	(8,703)	(12,368)	142.1
Income tax benefit (expense)	132	(1,942)	2,074	(106.8)
Net loss	$(20,939)	$(10,645)	$(10,294)	96.7%

Our net revenue for the nine months ended September 30, 2007 was $82.2 million, as compared to $39.9 million for the nine months ended September 30, 2006, an increase of $42.3 million, or 106.2%.  The major components of, and changes to, net revenue were as follows:

•                  Barrington Group acquired WPDE/WWMB in February 2006 and the Raycom stations in August 2006.  The WPDE/WWMB acquisition and the Raycom acquisition are included in our results of operations since the respective acquisition dates. For the nine months ended September 30, 2007, the WPDE/WWMB acquisition and the Raycom acquisition increased our net revenue by $43.2 million, which included a decline of $1.4 million in gross political revenue.

•                  Our gross political revenue for the nine months ended September 30, 2007 was $0.6 million, as compared to $3.8 million for the nine months ended September 30, 2006, a decrease of approximately $3.2 million, or 83.3%.  Excluding the decline in gross political revenue attributable to the 2006 acquisitions, as described above, our gross political revenue declined by $1.8 million.  Political revenue for the nine months ended September 30, 2006 consisted of revenues associated with the mid-term congressional and gubernatorial races in Missouri, Michigan, New York, Ohio, and Illinois.  For the nine months ended September 30, 2007, gross political revenue was comprised primarily of political advertising associated with local political campaigns.

•                  Gross national revenue decreased by $0.4 million, or 5.3%, for the stations that were part of the group for the entire nine months ended September 30, 2006.  The decrease was primarily due to decreased spending by national automotive accounts and the reduction in national revenue caused by Olympic advertising in the first quarter of 2006.

Our operating expenses for the nine months ended September 30, 2007 were $83.3 million, as compared to $41.4 million for the nine months ended September 30, 2006, an increase of $42.0 million, or 101.4%.  The major changes to operating expenses were as follows:

•                  The expenses of WPDE/WWMB and the Raycom stations increased operating expenses by $55.7 million and $14.8 million for the nine months ended September 30, 2007 and 2006, respectively. Because all of these stations were acquired during the nine months ended September 30, 2006, the comparison for the nine months ended September 30, 2007 and 2006 was affected.

•                  Excluding the effect of the WPDE/WWMB acquisition and the Raycom acquisition, our selling, technical and programming expenses increased $0.9 million, or 7.6%, caused equally by the launch of a centrally-coordinated website initiative and front end costs associated with the establishment of a centralized processing center for sales scheduling and the incremental expenses of WBSF which was launched as a full power station in October, 2006.

•                  Our corporate expenses increased by $0.8 million for the nine months ended September 30, 2007 to $3.6 million from $2.8 million for the nine months ended September 30, 2006, primarily as result of staffing additions, increased compensation and additional professional fees.

Our net interest expense for the nine months ended September 30, 2007 was $19.9 million as compared to $7.2 million for the nine months ended September 30, 2006, an increase of $12.7 million, or 177.4%. The increase was caused by additional borrowings to fund the 2006 acquisitions.

We had a nominal income tax benefit for the nine months ended September 30, 2007 compared to income tax expense of $1.9 million for the nine months ended September 30, 2006.  The decrease in income tax expense was due primarily to a one time tax expense which was recorded in the nine months ended September 30, 2006 related to the LLC conversion.

Our net loss was $20.9 million for the nine months ended September 30, 2007, compared to a loss of $10.6 million for the nine months ended September 30, 2006, a change of $10.3 million, or 96.7%.

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

Cash flows from operating activities.  Barrington Group’s cash flows provided by operating activities for the nine months ended September 30, 2007 were $1.0 million as compared to $8.1 million for the nine months ended September 30, 2006.  Cash interest paid was $21.2 million and $3.4 million for the nine months ended September 30, 2007 and 2006, respectively, an increase of $17.8 million.  The increase was the result of additional interest paid related to the funding of the Raycom acquisition.  The decrease in cash flows provided by operating activities of $7.1 million was caused by the increase in cash interest paid offset by a $10.4 million increase in operating income excluding depreciation and amortization which was $21.0 million for the nine months ended September 30, 2007 and $10.6 million for the nine months ended September 30, 2006.

Cash flows from investing activities.  Barrington Group’s cash flows used in investing activities were $6.5 million for the nine months ended September 30, 2007, as compared to $294.1 million for the nine months ended September 30, 2006.  The WPDE/WWMB acquisition was completed in February 2006 for $24.8 million.  In addition, the Raycom acquisition was completed in August 2006, with costs totaling $263.1 million for the nine months ended September 30, 2006.

Cash flows from financing activities.  Barrington Group’s cash flows provided by financing activities were $2.8 million for the nine months ended September 30, 2007, compared to $289.0 million provided by financing activities for the nine months ended September 30, 2006.  The 2006 cash flows provided by financing activities were primarily due to the $79.6 million in capital contributions associated with the acquisition of WPDE/WWMB and the Raycom stations.  In addition, Barrington Group borrowed $7.0 million in February 2006 to partially fund the WPDE/WWMB acquisition and in August 2006 borrowed $150.0 million and issued $125.0 million aggregate principal amount of the notes to fund the Raycom acquisition and repay its existing long-term debt.  For the nine months ended September 30, 2007, net borrowings on the revolving credit facility totaled $4.0 million to fund short-term capital needs.  In addition, Barrington Group received a loan of $0.5 million from its equity sponsor to partially fund the upcoming acquisition of WGTU and WGTQ.

Our credit facility and notes.  In order to finance the Raycom acquisition, Barrington Group entered into a new credit facility on August 11, 2006. Our credit facility is comprised of a $147.5 million senior secured term loan facility and a $25.0 million senior secured revolving credit facility. Together with $125.0 million of funds from our offering of the notes and capital contributions from our equity sponsor in the amount of $60.5 million, our credit facility provided the resources to complete the Raycom acquisition, as well as to repay $61.0 million of Barrington Group’s existing long-term debt.  On September 30, 2007, total borrowings on the term loan portion of our credit facility were $146.0 million and the balance on the revolving facility was $4.0 million.

The term facility has a seven-year maturity and the revolving facility has a six-year maturity. The obligations under our credit facility are guaranteed by Barrington Broadcasting and all of Barrington Group’s direct and indirect subsidiaries. Our credit facility is secured by a first priority lien on substantially all of our and Barrington Group’s direct and indirect subsidiaries’ existing and future assets.

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

Our credit facility also contains certain defined conditions of default and covenants, including requirements to maintain various financial ratios and manage our business prudently.  Continued availability of the revolving facility will be predicated on compliance with these covenants. For additional information regarding our credit facility and the notes, see Note C to our condensed consolidated financial statements included elsewhere in this Quarterly Report.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2007.

		Three Months
		Ended
		December 31,						2013 and
(Dollars in thousands)	Total	2007	2008	2009	2010	2011	2012	After
Term loan	$146,025	$369	$1,475	$1,475	$1,475	$1,475	$1,475	$138,281
Sr subordinated notes	125,000	—	—	—	—	—	—	125,000
Guaranteed loan	2,426	6	25	25	25	25	25	2,295
Revolving credit facility	4,000	—	4,000	—	—	—	—	—
Related party loan	500	—	500	—	—	—	—	—
Contracts payable	1,405	82	138	115	112	108	105	745
Program broadcast payables	7,271	1,960	3,679	696	497	213	121	105
Total obligations reported as liabilities	$286,627	$2,417	$9,817	$2,311	$2,109	$1,821	$1,726	$266,426
Non-cancelable commitments to purchase program broadcast rights	10,904	3	997	3,810	3,319	1,967	761	47
Operating lease obligations	7,423	259	965	924	870	710	757	2,938
Total contractual obligations	$304,954	$2,679	$11,779	$7,045	$6,298	$4,498	$3,244	$269,411

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

Off-Balance Sheet Arrangements

                We have various operating lease obligations for equipment, land and office space which expire through March, 2022. In addition we account for program rights and obligations in accordance with SFAS No. 63, "Financial Reporting by Broadcasters," or SFAS 63, which requires us to record program rights agreements on our balance sheet on the first broadcast date of the program. We have commitments for future program rights agreements not recorded on our balance sheet at September 30, 2007. For a summary of these non-cancelable commitments, see the Summary of Contractual Obligations table included in this Quarterly Report.  Other than these operating leases and program rights agreements, we do not have any off-balance sheet arrangements as of September 30, 2007.

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

We do not enter into derivatives or other financial instruments for trading or speculative purposes; however, in order to manage our interest rate risk, we entered into two interest rate cap agreements to effectively fix the interest rate on the borrowings under our credit facility. The agreement governing our 5.0% interest rate cap dated June 1, 2005, specified a notional amount of $44.0 million and expired on May 31, 2007.  The agreement governing our 5.5% interest rate cap dated November 9, 2005, specifies a notional amount of $20.0 million and expires on November 14, 2007. We are required to reflect our interest rate caps on our balance sheet at fair market value. As such, we are exposed to potential gains and losses due to changes in interest rates. As a result of the mark-to market adjustment required each quarter we had recorded unrealized gains on the interest rate caps of $31,000 for the nine months ended September 30, 2006.  A loss of $83,000 on the interest rate caps was recorded for the nine months ended September 30, 2007.

In addition, as of September 30, 2007, we were party to four interest rate collar agreements, which have been designated as hedging instruments under SFAS No. 133, to help manage exposure to interest rate risk.  The total notional amount of the interest rate collar agreements is $120.0 million.  As of September 30, 2007, in accordance with SFAS No. 133, we recorded a liability for the present value of the interest collar agreements of $1.6 million.  This amount is reflected in other comprehensive loss.

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

For a discussion of the risks facing us, see Exhibit 99.1 to this Quarterly Report.

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

BARRINGTON BROADCASTING GROUP LLC BARRINGTON BROADCASTING CAPITAL CORPORATION
	By:	/s/ Warren Spector
Date: November 12, 2007		Name: Warren Spector Title: Chief Financial Officer (Principal Financial Officer)

Exhibit Number	Title
2.1	Asset Purchase Agreement, dated as of March 24, 2006, by and among Raycom Media, Inc., certain subsidiaries thereof and Barrington Broadcasting Corporation(1)
2.2	Amendment to Asset Purchase Agreement, dated as of August 11, 2006, by and among Raycom Media, Inc., certain subsidiaries thereof and Barrington Broadcasting Corporation(1)
2.3	Asset Purchase Agreement, dated as of August 31, 2007, by and between Max Media of Traverse City LLC, MTC License LLC and Barrington Traverse City LLC.*
3.1	Certificate of Formation of Barrington Broadcasting Group LLC(1)
3.2	Certificate of Incorporation of Barrington Broadcasting Capital Corporation(1)
3.3	Limited Liability Company Operating Agreement of Barrington Broadcasting Group LLC(1)
3.4	Bylaws of Barrington Broadcasting Capital Corporation(1)
4.1	Indenture, dated as of August 11, 2006, by and among Barrington Broadcasting Group LLC, Barrington Broadcasting Capital Corporation and U.S. Bank National Association, as trustee(1)
4.2	Form of 10½% Senior Subordinated Note due 2014 (included in Exhibit 4.1 to this Form 10-Q) (1)
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

10.6	Amended and Restated Limited Liability Company Operating Agreement of BarringtonBroadcasting LLC, dated as of December 30, 2003, by and between Pilot Group andBarrington Broadcasting Company, LLC(1)
10.7	Management Agreement, dated as of December 31, 2003, by and between Barrington Broadcasting LLC and Barrington Broadcasting Company, LLC, as amended.(1)
10.8	Transition Services Agreement, dated as of August 11, 2006, by and among Raycom Media, Inc., certain subsidiaries thereof and Barrington Broadcasting Group LLC(1)

10.9	Time Brokerage Agreement dated as of April 28, 1994, as amended, by and between Atlantic Media Group, Inc. and Diversified Communications, as assignee of Vision Communications, Inc.(1)
10.10	Amendment to and Extension of Time Brokerage Agreement, dated as of December 9,2003, by and between Atlantic Media Group, Inc. and Diversified Communications(1)
10.11	Second Amendment to Time Brokerage Agreement, dated as of July 19, 2005, by andbetween Atlantic Media Group, Inc. and Diversified Communications(1)
10.12	Third Amendment to Time Brokerage Agreement, dated as of July 19, 2005, by andbetween SagamoreHill of Carolina LLC and Barrington Broadcasting South CarolinaCorporation(1)
10.13	Fourth Amendment to Time Brokerage Agreement, dated as of February 6, 2006, by andbetween SagamoreHill of Carolina LLC and Barrington Broadcasting South CarolinaCorporation(1)
10.14	Option Agreement, dated as of July 19, 2005, by and among SagamoreHill of CarolinaLLC, SagamoreHill of Carolina Licenses LLC and Barrington Broadcasting SouthCarolina Corporation(1)
10.15	Joint Sales Agreement, dated as of August 31, 2007, by and among Barrington Traverse City LLC and Tucker Broadcasting of Traverse City, Inc.*
10.16	Option Agreement, dated as of August 31, 2007, by and among Barrington Traverse City LLC, Tucker Broadcasting of Traverse City, Inc and Tucker Media and Management Consulting LLC.*
10.17	Shared Services Agreement, dated as of August 31, 2007, by and among Barrington Traverse City LLC and Tucker Broadcasting of Traverse City, Inc.*
21	List of Subsidiaries of Barrington Broadcasting Group LLC(1)
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*†
32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*†
99.1	Risk Factors*

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